Form 10QSB
period 1995-06-30
CARDIAC CONTROL SYSTEMS INC
filed 1995-08-11
CIK 706507

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                          ----------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES  EXCHANGE ACT OF 1934


FOR THE QUARTER  ENDED JUNE 30, 1995              COMMISSION FILE NUMBER 0-14653


                         CARDIAC CONTROL SYSTEMS, INC.
             (Exact Name of Registrant as specified in its charter)

                         -----------------------------

      DELAWARE                                           74-2119162
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                 COMMERCE BOULEVARD, PALM COAST, FLORIDA 32164
              (Address of Principal Executive Offices) (Zip Code)

                         -----------------------------


       Registrant's telephone number, including area code: (904) 445-5450


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ----   ----

As of July 31, 1995, 1,342,819 shares of the Registrant's common stock, $.10 par value, were issued and outstanding.

================================================================================

                         CARDIAC CONTROL SYSTEMS, INC.

                                  FORM 10-QSB
                                 JUNE 30, 1995

                                     INDEX

- ---------------------------------------------------------------------------
                                                                   Page No.
- ---------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

    Balance Sheets at June 30, 1995 (Unaudited)
        and March 31, 1995 ........................................    3

    Statements of Operations and Accumulated Deficit for the
        Three Months Ended June 30, 1995 and 1994 (Unaudited) .....    4

    Statements of Cash Flows for the Three Months Ended
        June 30, 1995 and 1994 (Unaudited)  .......................    5

    Notes to Financial Statements  ................................    6

    Management's Discussion and Analysis of Financial Position
        and Results of Operations .................................   10

PART II.   OTHER INFORMATION  .....................................   15


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CARDIAC CONTROL SYSTEMS, INC.
                                 BALANCE SHEETS

- --------------------------------------------------------------------------------------------------------
                                                                               June 30,       March 31,
                                                                                 1995           1995
- --------------------------------------------------------------------------------------------------------
ASSETS                                                                        (Unaudited)

    CURRENT ASSETS
        Cash and cash equivalents ........................................   $    341,594   $    667,490
        Certificate of deposit ...........................................         40,000         40,000
        Accounts and notes receivable ....................................      1,251,839      1,403,276
        Inventories ......................................................      1,881,040      1,755,432
        Prepaid expenses .................................................        134,672         57,659
                                                                             ------------   ------------
                     Total current assets                                       3,649,145      3,923,857

     PROPERTY, PLANT AND EQUIPMENT, less accumulated
        depreciation of $3,060,154 and $3,039,211 ........................      1,468,604      1,410,259

     OTHER ASSETS ........................................................        408,231        463,822
                                                                             ------------   ------------
                     Total assets ........................................   $  5,525,980   $  5,797,938
                                                                             ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     CURRENT LIABILITIES
         Notes  and debt obligations  payable within one year ............   $     94,217   $     46,538
         Accounts payable ................................................        439,879        474,877
         Accrued interest ................................................         35,964            555
         Accrued compensation ............................................        211,725        279,367
         Accrued compensated absences ....................................        123,360        112,477
         Deposits payable ................................................        270,587        351,147
         Other accrued expenses ..........................................        283,234        213,594
                                                                             ------------   ------------
                   Total current liabilities .............................      1,458,966      1,478,555
                                                                             ------------   ------------

    NOTES AND DEBT OBLIGATIONS PAYABLE AFTER ONE YEAR ....................      4,153,729      4,119,782
                                                                             ------------   ------------

    OTHER LIABILITIES ....................................................        180,911        169,311
                                                                             ------------   ------------

    DEFERRED ROYALTIES ...................................................        612,850        690,050
                                                                             ------------   ------------

    STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, $.10 par value, 30,000,000 shares authorized,
              1,342,819 and 1,342,819  shares issued and outstanding .....        134,282        134,282
        Capital in excess of par value ...................................     18,662,092     18,725,430
        Accumulated deficit ..............................................    (19,676,850)   (19,519,472)
                                                                             ------------   ------------
                   Total stockholders' equity (deficit) ..................       (880,476)      (659,760)
                                                                             ------------   ------------

    COMMITMENTS AND CONTINGENT LIABILITIES ...............................              -              -

                   Total liabilities and stockholders' equity (deficit) ..   $  5,525,980   $  5,797,938
                                                                             ============   ============

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                          STATEMENTS OF OPERATIONS AND
                              ACCUMULATED DEFICIT
                                  (UNAUDITED)

- -------------------------------------------------------------------------------
Three Months  Ended June 30,                            1995           1994
- -------------------------------------------------------------------------------
REVENUE
   Net sales....................................... $  1,272,003   $  1,066,773
   Royalty income..................................      501,800         26,975
                                                    ------------   ------------
       Total revenue...............................    1,773,803      1,093,748
                                                    ------------   ------------

COSTS AND EXPENSES
    Cost of products sold..........................      633,390        632,651
    Selling, general and administrative expenses...      969,830        511,098
    Engineering, research and development expenses.      197,609        115,471
                                                    ------------   ------------
        Total cost and expenses....................    1,800,829      1,259,220
                                                    ------------   ------------

OPERATING LOSS.....................................      (27,026)      (165,472)
                                                    ------------   ------------

OTHER INCOME (EXPENSES)
    Interest income................................        6,527            477
    Interest expense...............................     (136,927)       (57,842)
    Other income...................................           48            108
                                                    ------------   ------------
        Total other income (expenses)..............     (130,352)       (57,257)
                                                    ------------   ------------
NET LOSS...........................................     (157,378)      (222,729)

ACCUMULATED DEFICIT - BEGINNING OF PERIOD..........  (19,519,472)   (20,894,443)
                                                    ------------   ------------

ACCUMULATED DEFICIT - END OF PERIOD................ $(19,676,850)  $(21,117,172)
                                                    =============  =============

NET LOSS PER COMMON SHARE..........................        $(.12)         $(.18)
                                                    =============  =============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING........    1,342,819      1,207,493
                                                    =============  =============




                 See accompanying notes to financial statements

                            CARDIAC CONTROL SYSTEMS, INC.
                               STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

- --------------------------------------------------------------------------------------------
Three Months Ended June 30,                                               1995        1994
- --------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss...........................................................$(157,378)  $(222,729)
    Adjustment to reconcile net loss to
          net cash provided (used)  by operating activities:
         Depreciation..................................................   61,678      42,596
         Amortization..................................................   52,537           -
         Gain on sale of equipment.....................................     (878)          -
         Decrease in accounts receivable...............................  151,437     165,923
         (Increase) decrease in inventories............................ (125,608)      4,012
         (Increase) decrease in prepaid expenses.......................  (77,013)     19,303
         Increase in other assets......................................   (2,775)          -
         Decrease in accounts payable..................................  (34,998)    (49,551)
         Increase in stockholder advances..............................        -      84,531
         Increase in accrued interest..................................   35,409      52,486
         Increase (decrease) in accrued compensation...................  (67,642)     26,714
         Increase in accrued compensated absences......................   10,883       6,135
         Decrease in  deposits payable.................................  (80,560)    (12,392)
         Increase in other accrued expenses............................   69,640      13,409
         Increase in other liabilities.................................   11,600       8,573
         Decrease in deferred royalties................................  (77,200)    (12,450)
         Debt issuance costs...........................................  (22,634)          -
                                                                        --------   ---------
             Net cash provided (used) by operating activities.......... (253,502)    126,560
                                                                        --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment.......................... (123,111)    (23,488)
    Proceeds from sale of equipment....................................    3,966           -
                                                                        --------   ---------
         Net cash used by investing activities......................... (119,145)    (23,488)
                                                                        --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes and debt obligations payable...................   68,490      58,995
    Repayment of notes and debt obligations payable....................  (20,083)    (67,516)
    Principal payments under capital lease obligations.................     (813)       (712)
    Principal payments under installment purchase obligations..........     (843)       (694)
                                                                        --------   ---------
         Net cash provided (used) by financing activities..............   46,751      (9,927)
                                                                        --------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................... (325,896)     93,145

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD........................  667,490     106,231
                                                                        --------   ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD..............................$ 341,594   $ 199,376
                                                                       =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid during the period....................................$  54,168   $   5,356

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Reduction in accounts payable in exchange for common stock.........$       -   $   2,344

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying balance sheet of Cardiac Control Systems, Inc. (the "Company") as of June 30, 1995, the related statements of operations and accumulated deficit for the three months ended June 30, 1995 and 1994, and the statements of cash flows for the three months ended June 30, 1995 and 1994 are unaudited. In the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the Company at June 30, 1995 and the results of operations and cash flows for the three months ended June 30, 1995 and 1994.

Certain reclassifications have been made to the unaudited financial statements previously reported for the three months ended June 30, 1994 to conform with classifications used in the unaudited financial statements for the three months ended June 30, 1995. Also, all share information for the three months ended June 30, 1994 has been restated as if the one for seven reverse stock split effective December 13, 1994 had been in effect at the time.

The accompanying unaudited financial statements as of June 30, 1995 and for the three months ended June 30, 1995 and 1994 should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1995.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has a history of net losses and incurred a net loss for the three months ended June 30, 1995 of $157,378. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company believes that sales growth is critical to attaining a profitable level of operations. Therefore, the Company is continuing its efforts to expand its sales volume, both domestically and internationally. Management believes that the Company has the potential to increase sales and ultimately achieve a profitable level of operations. Also, the Company is pursuing additional working capital to expand its market position and pursue development of new technologies. However, there is no assurance that the Company will be able to attain profitable operations and continue operations as a going concern.


NOTE 2 - INVENTORIES

Inventories at June 30, 1995 and March 31, 1995 are summarized as follows:

- --------------------------------------------------------------
                               June 30, 1995    March 31, 1995
                               -------------    --------------
Raw materials and supplies....   $  905,815       $  867,492
Work-in-process...............      539,539          436,647
Finished goods................      555,686          571,293
                                 ----------       ----------
                                  2,001,040        1,875,432
Reserve for obsolescence......     (120,000)        (120,000)
                                 ----------       ----------
                                 $1,881,040       $1,755,432
- ------------------------------------------------------------

Finished goods inventories include approximately $379,000 and $306,000 of products consigned to customers and independent sales representatives at June 30, 1995 and March 31, 1995, respectively.

NOTE 3 - NOTES AND DEBT OBLIGATIONS PAYABLE

Notes and debt obligations payable at June 30, 1995 and March 31, 1995 consist primarily of a $1.5 million promissory note dated March 31, 1995 (the "Sirrom mortgage note") payable to Sirrom Capital Corporation; and $2,885,000 in 5% Convertible Debentures. Notes and debt obligations payable at June 30, 1995 and March 31, 1995 are summarized as follows:

- -------------------------------------------------------------------------
                                          June 30, 1995    March 31, 1995
                                          -------------    --------------
Sirrom mortgage note, net of discount..     $1,255,875       $1,221,000
5% Convertible Debentures..............      2,885,000        2,885,000
Other..................................        107,071           60,320
                                            ----------       ----------
                                             4,247,946        4,166,320
Amount payable within one  year........        (94,217)         (46,538)
                                            ----------       ----------
Amount payable after one year..........     $4,153,729       $4,119,782
- -------------------------------------------------------------------------

Pursuant to a private placement, the Company sought to raise up to $3.5 million pursuant to a Convertible Debenture offering. Between October 11, 1994, and December 31, 1994, the Company issued $2,885,000 in 5% Convertible Debentures (the "Debentures") due October 31, 1999. Interest is payable in cash or, at the Company's option, common stock of the Company on each March 31 and October 31 commencing March 31, 1995. At June 30, 1995, accrued interest outstanding pursuant to the Debentures approximated $36,000 and there was no accrued interest outstanding pursuant to the Debentures at March 31, 1995. The cash value of any interest payments made in common stock will be at the conversion price of $2.80. The conversion price of the Debenture is $2.80, which is subject to adjustment in accordance with certain anti-dilution terms of the Debenture. The Debentures may be converted to common stock at anytime at the option of the Debenture holder. Under the terms of the Debenture, the Company is obligated to file a registration statement with the SEC registering the common stock into which the Debentures are convertible and to keep such registration statement effective for a maximum of three years from its effective date. The Company filed such Registration Statement and it became effective April 27, 1995. The Debentures will be automatically converted to common stock in the event the Company has in effect with the SEC a registration statement registering the Common Stock underlying the Debentures and one of the following events occurs: (i) the Company effects a registration statement with the SEC for the sale of common stock or securities convertible to common stock, which equals or exceeds $5 million, and the price per share (or the conversion, exchange or exercise price per share, if Convertible Securities) is not less than 120% of the conversion price for the Debentures, or (ii) the Company's common stock closes at a price per share not less than 2.5 times the conversion price for thirty consecutive days within twelve months of the date of issuance of the last Debenture, or (iii) 66-2/3% of the Debenture principal amount has been converted to common stock. As long as more than 25% of the principal amount of the Debentures are outstanding, the Company must obtain consent of the holders of 51% of such principal amount to effect a merger, consolidation, or sale of substantially all of the assets of the Company. Further, the Company shall use its best efforts to nominate and seek shareholder approval of a director designated by those holders.

On March 31, 1995, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Sirrom Capital Corporation, a Tennessee corporation ("Sirrom") and executed a $1,500,000 secured promissory note. Interest on the note is payable monthly at 13.5% and principal is due on March 31, 2000.  The note is secured by a first mortgage lien on all the Company's real and personal property, excluding inventory and accounts receivable, but including general intangibles such as its patents and royalties from Intermedics Inc. The Loan Agreement restricts the Company from incurring additional indebtedness in excess of $200,000 annually without the lender's consent. In addition, the Company must give the lender advance notice of certain events, such as dividend payments, certain new stock issues, reorganization, and merger or sale of substantially all assets.

In connection with the Loan Agreement, the Company granted the lender a warrant to purchase, initially, 100,000 shares of the Company's common stock at $.01 per share. Upon issuance of the warrant in March 1995, the Company recorded $279,000 as a discount, representing the difference between the estimated fair market value of the underlying stock and $.01 per share. This resulted in an effective interest rate of 28% on the Sirrom debt. The warrant expires on March 31, 2000. The Loan Agreement also provides that in the event the loan is not paid off by March 31, 1997, or any anniversary thereafter, the lender has the right to purchase an additional 50,000 shares of common stock at $.01 per share upon such date and upon each anniversary that any amount is owed under the Loan Agreement through March 31, 1999. The warrant also provides for certain piggy-back registration rights regarding the underlying shares in the event the Company files a registration statement of a form suitable for a secondary offering.

Under the terms of the Company's outstanding 5% Convertible Debentures (the "Debentures"), the Company had given a negative pledge not to encumber its patents or royalties while the Debentures were outstanding. To consummate the mortgage financing, the Company obtained a consent and waiver from the Debentureholders and in exchange therefor, under a certain Second Mortgage and Security Agreement dated March 31, 1995 ("Second Mortgage") and pursuant to related documentation, the Company gave the Debentureholders a second lien on the same collateral in which Sirrom took a first security interest. The Debentureholders' security interest in the Company's real and personal property will terminate upon the first to occur of: (a) the payment in full of the Sirrom loan, or (b) at such time as there remains no amount owing to Debentureholders under the Debentures.

Pursuant to a Subordination Agreement between the Debentureholders, the Company and Sirrom dated March 31, 1995 (the Subordination Agreement"), the Debentureholders agreed with Sirrom to subordinate their Debentures to Sirrom's Loan Agreement with the Company. Under the Subordination Agreement, the Company may not make payments on the Debentures (interest or principal) if the Company is in default of its obligations to Sirrom which default would subject the Sirrom Note to acceleration. Further, in the event of the acceleration of the amounts owed on the Debentures (as a result of the Company's default thereunder), or in the event of any payment or distribution of assets of the Company to creditors upon any dissolution, winding up, or total or partial liquidation or reorganization of the Company, the principal and interest owed to Sirrom shall be paid in full prior to any assets being retained by, or payments made to Debentureholders.


NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

PURCHASE CONTRACTS

During the year ended March 31, 1989, the Company entered into an agreement for the procurement of hybrid microelectronic circuits. The development of circuits for the Company's atrial-controlled ventricular and single-chamber pacing products was completed in fiscal 1992. Development of the circuits for the Company's dual-chamber devices was completed in fiscal 1993. As of June 30, 1995, the Company's future maximum purchase obligation approximated $684,000.

During the year ended March 31, 1990, the Company entered into an agreement for the procurement of integrated circuits. The development of these circuits was completed in fiscal 1992. As of June 30, 1995, the Company's future maximum purchase obligation approximated $154,000.

FINANCIAL CONSULTING AGREEMENT

In October 1992, the Company entered into an agreement (the "Agreement") with a financial brokering and consulting firm to assist the Company in its financing efforts. Pursuant to this Agreement, the Company was required to pay the broker/consultant $8,000 per month for a period of 24 months. The Company deferred payment of 50% of the monthly fee and accrued interest thereon at a rate of 10%, pursuant to the Agreement. If at the end of 12 months the broker/consultant had not performed a financial service as defined in the Agreement, the Company could terminate this Agreement, including the remaining monthly and accrued fees and interest thereon. In October 1993, the Company terminated this Agreement, based on non-performance as defined in the Agreement.

On January 4, 1994, the financial brokering and consulting firm filed suit against the Company in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida (the "Court"), alleging that the Company had breached certain contractual duties and obligations. The suit requests a judgment requiring the Company to deliver warrants to purchase 15% of the Company's common stock, and damages in excess of $15,000. The Company has denied liability and filed a counterclaim alleging that the brokering firm fraudulently induced the Company into the Agreement then breached the Agreement and certain fiduciary duties. Management plans to vigorously defend the lawsuit and pursue its counterclaims. In the opinion of management, this action has no merit and the ultimate outcome is not expected to materially affect the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY

The Company's continuing efforts towards building a sales and marketing organization, expanding its research and design efforts, and its capital expenditure and debt service requirements continue to have an unfavorable impact on the Company's financial position and liquidity. Historically, the Company's operating losses, capital expenditure and debt service requirements have been financed through external sources, consisting primarily of equity and debt placements. The Company's external sources of funds during the first quarter of fiscal 1996 consisted of short-term borrowings aggregating $68,000. The Company's operating and capital expenditure cash requirements exceeded its external sources of liquidity during the first quarter of fiscal 1996. Accordingly, the Company experienced negative cash flow.

Cash used by operations during the first quarter of fiscal 1996 approximated $254,000. Capital expenditures and repayment of debt obligations during the first quarter of fiscal 1996 approximated $119,000 and $22,000, respectively. Short-term borrowings during the first quarter of fiscal 1996 aggregated $68,000. Overall, negative cash flow for the first quarter fiscal 1996 approximated $326,000.

Cash provided by operations during the first quarter of fiscal 1995 approximated $127,000. Capital expenditures and repayment of debt obligations during the first quarter of fiscal 1995 approximated $23,000 and $69,000, respectively. Short-term borrowings during the first quarter of fiscal 1995 aggregated $59,000. Overall, positive cash flow for the first quarter of fiscal 1995 approximated $93,000.

The Company has no significant commitments for the acquisition of capital assets. It has, however, entered into material commitments pursuant to certain inventory procurement contracts with a remaining obligation aggregating approximately $838,000 at June 30, 1995. As of June 30, 1995, the Company's incurred and unpaid obligations pursuant to these contracts approximates $149,000 (see "Note 4 - Commitments and Contingent Liabilities" of the "Notes to Financial Statements").

The Company is currently pursuing addtional working capital in order to support operations, continue its efforts in building a domestic sales force and continue its development of new technologies. The ability of the Company to generate adequate amounts of cash either through external financing sources or operations to meet its working capital, capital expenditure and debt service requirements on a long-term basis is dependent upon the attainment of a profitable level of operations. The Company believes that sales growth is critical to the attainment of a profitable level of operations. Accordingly, the Company is continuing its efforts to expand the volume of its business, both domestically and internationally. The Company believes that it has the potential to increase its sales and ultimately achieve a profitable level of operations. However, there is no assurance that the Company's operations will improve and/or generate the cash flow required to meet the Company's liquidity needs, or that the Company will be able to continue its operations as a going concern.

RESULTS OF OPERATIONS

OVERVIEW. Overall, the Company's total revenues for the first quarter of fiscal 1996 increased 62% to $1.8 million as compared to $1.1 million for the first quarter of fiscal 1995. Sales increased 19% from $1.1 million to $1.3 million and royalties increased from $26,975 to $501,800 for the first quarter of fiscal 1996 as compared to fiscal 1995. Royalty income represents royalties from Intermedics Inc. pursuant to a License Agreement between the Company and Intermedics. The increase in revenue, slightly offset by increases in costs and expenses, resulted in a 29% decline in the net loss to $157,000 for the first quarter of fiscal 1996, as compared to a net loss of $223,000 for the first quarter of fiscal 1995.

SALES.   Although overall sales have increased 19%, pacer unit sales  declined
43%. However, this decline in pacer unit sales was offset by a 46% increase in lead unit sales, the sale of hybrid circuits to an Italian manufacturer, and a 6% increase in the average selling price for pacers. The decline in overall pacer unit sales for the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 is a result of a decline in international sales. The decline in international sales is the result of the Company not having obtained the CE Mark required to sell product in Europe. The increased lead sales are a result of increased lead sales to Intermedics Inc. pursuant to a Supply Agreement between the Company and Intermedics. The increase in average selling price is a result of an increase in the percentage of sales of higher-priced atrial-controlled ventricular pacers over the lower-priced single-chamber pacers.

Sales by geographic area for the first quarter of fiscal 1996 and 1995 are as follows:

- ---------------------------------------------------------------------
Geographic Area                                1996        1995
- ---------------------------------------------------------------------
United States.............................. $1,148,615  $  869,023
Europe.....................................    123,388     197,750
                                            ----------  ----------
                                            $1,272,003  $1,066,773
- ---------------------------------------------------------------------

The Company's domestic sales for the first quarter of fiscal 1996 increased 32% as compared to the first quarter of fiscal 1995. The increase in domestic sales is a result of a 10% increase in pacer unit sales and a 47% increase in lead unit sales. The increased pacer sales are a result of increased demand for the Company's downsized pacers. The increased lead sales are due to the increased sales to Intermedics Inc. and the increased pacer sales. European sales declined 38% for the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. The Company ceased sales of pacers to European distributors effective January 1, 1995 as the Company has not yet obtained the CE Mark required to sell product in Europe. Although there is no assurance the Company will succeed in obtaining the CE Mark, the Company is preparing to obtain the CE Mark by the end of calendar 1995. However, the Company executed a new contract with its Italian distributor and the Company now sells hybrid circuits to this supplier instead of the pacemaker sub-assemblies it historically sold to this distributor. The Company is not required to have the CE Mark in order to sell components to European suppliers.

Sales by product line (including product assemblies) for the first quarter of fiscal 1996 and 1995 are as follows:

- ---------------------------------------------------------------------
Product Line                                   1996        1995
- ---------------------------------------------------------------------
Single-chamber pacemakers.................. $  130,873  $  230,448
Dual-chamber pacemakers....................        -        66,300
Atrial-controlled ventricular pacemakers...    454,764     380,162
Hybrid circuits............................    100,125         -
Electrode leads............................    581,665     339,123
Other......................................      4,576      50,740
                                            ----------  ----------
                                            $1,272,003  $1,066,773
- ---------------------------------------------------------------------

The Company will continue to incur lost dual-chamber sales until such time that it receives approval for its downsized dual-chamber device submitted to the Food and Drug Administration ("FDA") under a PMA Supplement in February 1995. The Company is continuing its efforts to increase its sales domestically through the recruitment of new sales representatives. Further, the Company is also continuing its efforts to obtain the CE Mark in order to re-establish its presence in the European market; and it continues to pursue other international markets. The Company believes that its new line of ultra-thin, longer-lived pacing products, along with the atrial-controlled ventricular pacing system should provide the Company a very competitive position in the market.

ROYALTY INCOME. Royalty income represents royalty fees from Intermedics Inc. pursuant to a License Agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Intermedics began marketing this pacing system in March 1995. The future potential royalties to be recorded over the life of the License Agreement are estimated at $4.6 million.

COSTS OF PRODUCTS SOLD. As compared to the 19% increase in sales, cost of product sold remained constant at $633,000 the first quarter of fiscal 1996 as compared to the same for last year, resulting in an increase in the gross margin to 50% for the first quarter of fiscal 1996 as compared to 41% for the same period last year. Increased production levels are having a favorable impact on the Company's manufacturing costs, further, the Company is incurring an increase in average selling prices and reduced per-unit manufacturing costs for the downsized generation pacers. However, these factors are being slightly offset by the less favorable margin being incurred for lead sales to Intermedics which account for 46% of sales for the first quarter of fiscal 1996 as compared to 32% for the first quarter of fiscal 1995. However, the Company also receives a $325 royalty per lead unit sold by Intermedics which incorporates the Company's single-pass technology, pursuant to the License Agreement with Intermedics.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 90% for the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 primarily as a result of increased commission expense as a result of increased pacer sales and the support of new sales representatives; increased salary expense for new senior management and sales and marketing personnel; increased travel expense for the new senior management and sales and marketing personnel as they recruit, train and manage the new sales force and market the Company's product at trade conventions; and increased royalty expense as a result of increased lead sales.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. The 71% increase in engineering, research and development expenses for the first quarter of fiscal
1996 as compared to the first quarter of   fiscal 1995 is a result of the
Company hiring new engineering personnel to resume its developments in single-pass lead, dual-chamber operation and rate-responsive pacing.

OTHER INCOME AND EXPENSES. Interest expense for first quarter of fiscal 1996 increased 137% as compared to the first quarter of fiscal 1995 as a result of higher debt balances, due to the $2,885,000, 5% debenture financing, and the amortization of debt costs associated with the debenture and mortgage financings.

OPERATING TRENDS AND UNCERTAINTIES

SALES. The ability of the Company to attain a profitable level of operations is dependent upon expansion of sales volume, both domestically and internationally. The Company believes that with the commercial release of its atrial -controlled ventricular pacing system, which is a system capable of attracting a significant market share, and the introduction of its new line of smaller, more competitive pacing products, it now has the potential to improve its sales and the recruitment of sales representatives. The Company received clearance by the FDA to commercially distribute this new line of products in fiscal 1994 for its single-chamber and atrial-controlled ventricular devices. The PMA Supplement for the new dual-chamber device was submitted to the FDA in February 1995. Working capital constraints had delayed the procurement of sufficient quantities of the dual-chamber hybrid circuits to complete testing and production requirements for the submission to the FDA prior to that time.

The Company's sales during fiscal 1995 had been restricted as a result of production limitations resulting from working capital constraints. However, the Company has secured financing that management believes will enable it to meet and expand its demand in the domestic market, and expand into additional international markets.

The European Community ("EC") nations have adopted universal standards in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EC which is evidenced by being granted the CE Mark. Standards for active implantable medical products were implemented January 1, 1993, with a transition period ending December 31, 1994. In order for the Company to continue to sell its product in the EC, it must obtain certification, the CE Mark. These standards have been developed by the International Organization for Standardization ("ISO"). To gain the CE Mark the Company must demonstrate conformance with the applicable ISO standard for quality systems or conduct third party testing of its products. Alternatively, the Company may elect to combine a demonstration of ISO conformity with selective product testing to secure the CE Mark. The Company is presently operating under Good Manufacturing Practices ("GMP") as set forth by the FDA. These practices are similar to the ISO standards but not quite as extensive. The Company is preparing for certification during calendar 1995. From January 1, 1995, until it receives such certification, the Company will lose sales to its European distributors, to which the Company sells completed devices. However, the Company anticipates that increased sales in the domestic market will reduce the overall adverse effect of this loss of European sales. Further, the Company continues to sell hybrid circuit components to its customer in Italy and continues to export its products to Greece.

Until recently, the Company was the only manufacturer commercially marketing single-lead atrial-controlled ventricular pacemakers. However, Intermedics Inc., a competitor of the Company, received FDA clearance to commercially market a single-lead atrial-controlled ventricular pacemaker that it developed utilizing the Company's technology pursuant to license and supply agreements with the Company. Intermedics commenced marketing its new pacemakers in March 1995.

Although the introduction of the new Intermedics pacemakers poses competition for the Company, management believes that the Company will benefit from such competition since the new Intermedics pacemaker will increase the visibility of single-lead atrial-controlled ventricular pacemakers in the marketplace and thereby increase market acceptance of the product. Further, management believes that there is a sufficient market to accommodate both the Company's and Intermedics pacemakers. The Company estimates that its market share of pacemakers generally is less than 1% of an estimated total worldwide market of $2 billion per year.

Various factors impact on a firm's ability to increase market share including, but not limited to, the financial strength of the firm, the ability of the firm and its competitors, and the time involved in obtaining FDA clearance for new or improved products. Therefore, although management believes that the Company is well poised for viable growth, management cannot predict the degree of market share the Company can obtain. Factors beyond the Company's control may impede its progress and in such event, its business and operations would be adversely impacted.

The Company's ability to successfully compete with Intermedics and other pacemaker manufacturers will depend on the Company's ability to supply product and recruit and increase a quality sales force. The Company historically has been restricted in its marketing capabilities due to financial constraints impeding its ability to supply products and recruit and train a sales force. However, the availability of capital from the Debenture financing, the resulting reduction in debt made possible from those funds and from the Sirrom loan, and the cash flow generated from Intermedics' orders and royalties have positioned the Company to increase its sales force and provide an uninterrupted supply of products.

As discussed above, the manufacture and sale of leads to Intermedics produce income for the Company. The Company sells electrode leads to Intermedics for its new systems under an Amended and Restated Supply Contract that terminates on April 1, 1996, unless renewed for an additional two year period. The Company also receives royalties from Intermedics sales of its products incorporating the licensed technology under an Amended and Restated License Agreement. The Company anticipates supplying components to Intermedics under the supply agreement for the next several years. An increase in demand for components by Intermedics will put further demands on the Company to supply the products; however, with the anticipated cash flow from such orders that would be generated under the license and supply agreements, plus anticipated positive cash flow from sales of other products by the Company, management believes that the Company could be in a position to accommodate an increase in orders.

It is anticipated that Intermedics will eventually develop its own manufacturing capability for electrode leads necessary for its new pacemakers. However, any such development will take time. Although the Company does not know how long it will take Intermedics to develop its own manufacturing capability, added to any such development period would be the time necessary to obtain FDA clearance of its manufacturing process. Thus, although the Company cannot guarantee that it will continue to supply Intermedics with products, the Company anticipates providing Intermedics with components for the next few years. However, in the event Intermedics receives FDA approval in a shorter time-frame than anticipated, or other events occur which causes a decrease in Intermedics' orders, the Company's business and operating results would be adversely affected.


SOURCES OF SUPPLY. The Company exhausted its supply of integrated circuits required to manufacture its MAESTRO dual-chamber devices currently approved for distribution in the United States by the FDA. Accordingly, the Company experienced a decline in dual-chamber device sales. The PMA Supplement for the Company's new MAESTRO II dual-chamber device, developed with new electronic circuitry, was submitted to the FDA in February 1995. The new dual-chamber device is presently being sold as a hybrid circuit to a distributor in Italy.

Further, one of the Company's principal suppliers of material used primarily in electrode lead production, E.I. DuPont de Nemours & Company, has indicated that they will no longer supply their material to the medical device industry for use in implantable devices. The availability of this material suitable for use in implantable medical devices is an industry-wide problem and is not unique to the Company or to the cardiovascular device segment of the industry. A tenantive replacement for the DuPont supplied material has been identified which meets manufacturing requirements. Biocompatibility studies have been initiated on the replacement candidate. Since the candidate replacement material is comprised of the same chemical composition as the DuPont material, it is expected that it will be comparable with respect to the performance characteristics and biocompatibility of the current material in use. Similarly, FDA approval of this replacement material is anticipated to be forthcoming based upon a satisfactory outcome of the testing in progress. The Company believes, however, that it has a sufficient quantity of the DuPont material on supply to meet the Company's anticipated demand for the next several years.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On January 4, 1994, the financial brokering and consulting firm filed suit against the Company in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida (the "Court"), alleging that the Company had breached certain contractual duties and obligations. The suit requests a judgment requiring the Company to deliver warrants to purchase 15% of the Company's common stock, and damages in excess of $15,000. The Company has denied liability and filed a counterclaim alleging that the brokering firm fraudulently induced the Company into the Agreement then breached the Agreement and certain fiduciary duties. Management plans to vigorously defend the lawsuit and pursue its counterclaims. In the opinion of management, this action has no merit and the ultimate outcome is not expected to materially effect the financial position of the Company.


ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     None


ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

     None


ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

     None


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
6(A).  EXHIBITS

Exhibits filed in Part II of this Report are as follows:

- --------------------------------------------------------------------------------------------------------
Exhibit                                       Sequential Page Number or
Number   Description                          Incorporation by Reference to
- --------------------------------------------------------------------------------------------------------
 3.0     Certificate of Incorporation of      Exhibit 3.0 to Amendment No. 1 to Form S-1 Registration
         the Company, as amended              Statement filed on February 1, 1988, Registration No. 33-
                                              16490 and Form 10-K for the year ended March 31, 1990,
                                              File No. 0-14653

 3.1     Amendment to Certificate of          Exhibit 3.1 to Form S-1 Registration Statement filed on
         Incorporation                        March 2, 1995, Registration No. 33-89938

 3.2     By-Laws of the Company               Exhibit 3.1 to Form S-18 Registration Statement filed on
                                              October 16, 1985, Registration No. 33-9208

 3.3     Amendment to Bylaws                  Exhibit 3.3 to Form S-1 Registration Statement filed on
                                              March 2, 1995, Registration No. 33-89938

 4.0     Form of Common Stock                 Exhibit 4.0 to Form S-1 Registration Statement filed on
         Certificate                          March 2, 1995, Registration No. 33-89938

 4.1     Form of Sales Representative         Exhibit 4.13 to Form 10-Q for the Quarter Ended
         Stock Option Agreement               September 30, 1988, File No. 0-14653

 4.2     Cardiac Control Systems, Inc.        Exhibit 4.15 to Form 8-K Current Report dated October 11,
         5% Convertible Debenture due         1994, File No. 0-14653
         October 31, 1999

 4.3     Combined 1987-1992 Non-              Exhibit 4.8 to Amendment No. 1 to Form S-1 Registration
         Qualified Stock Option Plan          Statement filed on April 17, 1995, Registration No. 33-
                                              89938

 4.4     Stock Purchase Warrant dated         Exhibit 4.1 to Form 8-K Current Report, dated March 31,
         March 31, 1995 in favor of           1995, File No. 0-14653
         Sirrom Capital Corporation

 4.5     Stock Purchase Warrant, dated        Exhibit 4.2 to Form 8-K Current Report, dated March 31,
         March 31, 1995 in favor of Dow       1995, File No. 0-14653
         Corning Enterprises, Inc.

10.0     License Agreement between            Exhibit 10.1 to Form 10-Q for the Quarter Ended
         Hughes/Bertolet and the              September 30, 1986, File No. 0-14653
         Company

10.1     Settlement Agreement and             Exhibit 10.2 to Form 10-K for the Year Ended March 31,
         Release between Applied Cardiac      1990, File No. 0-14653
         Electro-physiology and the
         Company

- --------------------------------------------------------------------------------------------------------
Exhibit                                       Sequential Page Number or
Number    Description                         Incorporation by Reference to
- --------------------------------------------------------------------------------------------------------
10.2     Amended and Restated License         Exhibit 10.19 to Form 8-K Current Report, dated April 2,
         Agreement between Intermedics        1993, File No. 0-14653
         Inc. and the Company, dated
         April 2, 1993

10.3     Amended and Restated Supply          Exhibit 10.20 to From 8-K Current Report, dated April  2,
         Contract between Intermedics         1992, File No. 0-14653
         Inc. and the Company, dated
         April 2, 1993

10.4     Employment Agreement between         Exhibit 10.24 to Form 8-K Current Report, dated October
         Bart C. Gutekunst and the            11, 1994, File No. 0-14653
         Company, dated October 13,
         1994

10.5     Employment Agreement between         Exhibit 10.25 to Form 8-K Current Report, dated October
         Alan J. Rabin and the Company,       11, 1994, File No. 0-14653
         dated October 13, 1994

10.6     Employment Agreement between         Exhibit 10.12 to Form 10-Q for the Quarter Ended
         Robert S. Miller and the             December 31, 1994, File No. 0-14653
         Company, dated December 12,
         1994

10.7     Agreement between LEM                Exhibit 10.13 to Form 10-Q for the Quarter Ended
         Biomedica, s.r.l. and the            December 31, 1994, File 0-14563
         Company, dated October 1, 1994

10.8     Agreement between the                Exhibit 10.12 to Form S-1 Registration Statement filed on
         Company and Alan J. Rabin and        March 2, 1995, Registration No. 33-89938
         Bart C. Gutekunst, dated July 1,
         1994

10.9     Form of Indemnification              Exhibit 10.13 to Form S-1 Registration Statement filed on
         Agreement between the                March 2, 1995, Registration No. 33-89938
         Company and each Director,
         executed December 1994

10.10    Employment Agreement between         Exhibit 10.14 to Form S-1 Registration Statement filed on
         Robert R. Brownlee and the           March 2, 1995, Registration No. 33-89938
         Company dated as of October 1,
         1994

10.11    Loan and Security Agreement          Exhibit 10.1 to Form 8-K Current Report, dated March 31,
         between the Company and              1995, File No. 0-14653
         Sirrom Capital Corporation,
         dated March 31, 1995

- --------------------------------------------------------------------------------------------------------
Exhibit                                       Sequential Page Number or
Number   Description                          Incorporation by Reference to
- --------------------------------------------------------------------------------------------------------
10.12    $1,500,000 Secured Promissory        Exhibit 10.2 to Form 8-K Current Report, dated March 31,
         Note in favor of Sirrom Capital      1995, File No. 0-14653
         Corporation, dated March 31,
         1995

10.13    Mortgage, Assignment of Rents        Exhibit 10.3 to Form 8-K Current Report, dated March 31,
         and Leases, and Security             1995, File No. 0-14653
         Agreement in favor of Sirrom
         Capital Corporation, dated
         March 31, 1995

10.14    Second Mortgage and Security         Exhibit 10.4 to Form 8-K Current Report, dated March 31,
         Agreement in favor of Bart           1995, File No. 0-14653
         Gutekunst, as trustee, dated
         March 31, 1995

10.15    Subordination Agreement              Exhibit 10.5 to Form 8-K Current Report, dated March 31,
         between the Company Sirrom           1995, File No. 0-14653
         Capital Corporation, and the
         Debentureholders, dated March
         31, 1995

11.0     Statement re Computation of          Page 20
         Loss per share

- --------------------------------------------------------------------------------------------------------


6(B).  REPORTS ON FORM 8-K

The Company did not file a current report on Form 8-K in the quarter ended June 30, 1995.

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CARDIAC CONTROL SYSTEMS, INC.
                                   (Registrant)



Date: August 11, 1995               By: /s/ Alan J. Rabin
      ---------------                  ---------------------------------------
                                        Alan J. Rabin
                                        President and Chief Executive Officer



Date: August 11, 1995               By: /s/ Lauri Mitchell
      ---------------                  ----------------------------------------
                                            Lauri Mitchell
                                            Controller