Form 10QSB
period 1995-09-30
CARDIAC CONTROL SYSTEMS INC
filed 1995-11-14
CIK 706507

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                          ____________________________

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES  EXCHANGE ACT OF 1934


FOR THE QUARTER  ENDED SEPTEMBER  30, 1995      COMMISSION FILE NUMBER  0-14653

                         CARDIAC CONTROL SYSTEMS, INC.
             (Exact Name of Registrant as specified in its charter)

                         _____________________________

          DELAWARE                                      74-2119162
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

               3 COMMERCE BOULEVARD, PALM COAST, FLORIDA   32164
              (Address of Principal Executive Offices)  (Zip Code)
                         _____________________________

       Registrant's telephone number, including area code: (904) 445-5450

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                       -----     -----

As of October 31, 1995, 1,373,824 shares of the Registrant's common stock, $.10 par value, were issued and outstanding.

===============================================================================

                         CARDIAC CONTROL SYSTEMS, INC.

                                  FORM 10-QSB
                               SEPTEMBER 30, 1995

                                     INDEX

----------------------------------------------------------------------------------------------------
                                                                                           Page No.
----------------------------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

    Balance Sheets at September 30, 1995 (Unaudited)
        and March 31, 1995................................................................    3

    Statements of Operations and Accumulated Deficit for the Three Months and Six Months
        Ended September 30, 1995 and 1994 (Unaudited).....................................    4

    Statements of Cash Flows for the Six Months Ended
       September 30, 1995 and 1994 (Unaudited)............................................    5

    Notes to Financial Statements.........................................................    6

    Management's Discussion and Analysis of Financial Position
        and Results of Operations.........................................................   10

PART II.   OTHER INFORMATION..............................................................   17

                        PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                         CARDIAC CONTROL SYSTEMS, INC.
                                BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
                                                                             September 30,      March 31,
                                                                                  1995            1995
---------------------------------------------------------------------------------------------------------
ASSETS                                                                        (Unaudited)
  CURRENT ASSETS
      Cash and cash equivalents..........................................     $     77,064   $    667,490
      Certificate of deposit.............................................           40,000         40,000
      Accounts and notes receivable......................................        1,208,788      1,403,276
      Inventories........................................................        2,110,815      1,755,432
      Prepaid expenses...................................................          102,737         57,659
                                                                              ------------   ------------
                   Total current assets..................................        3,539,404      3,923,857

  PROPERTY, PLANT AND EQUIPMENT, less accumulated
      depreciation of $3,115,460 and $3,039,211..........................        1,526,785      1,410,259

  OTHER ASSETS...........................................................          382,908        463,822
                                                                              ------------   ------------
                 Total assets............................................     $  5,449,097   $  5,797,938
                                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

  CURRENT LIABILITIES
       Other notes and debt obligations payable within one year..........     $     72,858   $     46,538
       Accounts payable..................................................          459,152        474,877
       Accrued interest..................................................           72,323            555
       Accrued compensation..............................................          178,197        279,367
       Accrued compensated absences......................................          124,030        112,477
       Deposits payable..................................................          200,585        351,147
       Other accrued expenses............................................          321,133        213,594
                                                                              ------------   ------------
                 Total current liabilities...............................        1,428,278      1,478,555
                                                                              ------------   ------------

  NOTES AND DEBT OBLIGATIONS PAYABLE AFTER ONE YEAR......................        4,187,643      4,119,782
                                                                              ------------   ------------

  OTHER LIABILITIES......................................................          179,611        169,311
                                                                              ------------   ------------

  DEFERRED ROYALTIES.....................................................          537,950        690,050
                                                                              ------------   ------------

  COMMITMENTS AND CONTINGENT LIABILITIES.................................                -              -
                                                                              ------------   ------------

  STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, $.10 par value, 30,000,000 shares authorized,
             1,343,619 and 1,342,819 shares issued and outstanding.......          134,362        134,282
      Capital in excess of par value.....................................       18,664,011     18,725,430
      Accumulated deficit................................................      (19,682,758)   (19,519,472)
                                                                              ------------   ------------
                 Total stockholders' equity (deficit)....................         (884,385)      (659,760)
                                                                              ------------   ------------

                 Total liabilities and stockholders' equity (deficit)....     $  5,449,097   $  5,797,938
                                                                              ============   ============

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                          STATEMENTS OF OPERATIONS AND
                              ACCUMULATED DEFICIT
                                  (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended             Six Months Ended
                                                                September 30,                  September 30,
                                                             1995           1994           1995          1994
-------------------------------------------------------------------------------------------------------------------

REVENUE
       Net sales.....................................    $  1,314,899   $  1,376,752   $  2,586,902   $  2,443,525
       Royalty income................................         486,850        422,175        988,650        449,150
                                                         ------------   ------------   ------------   ------------
               Total revenue.........................       1,801,749      1,798,927      3,575,552      2,892,675
                                                         ------------   ------------   ------------   ------------

COSTS AND EXPENSES
       Cost of products sold.........................         591,325        695,643      1,224,715      1,330,060
       Selling, general and administrative expenses..         881,868        595,169      1,851,698      1,104,501
       Engineering, research and development expenses         265,879        114,496        463,488        229,967
                                                         ------------   ------------   ------------   ------------
               Total cost and expenses...............       1,739,072      1,405,308      3,539,901      2,664,528
                                                         ------------   ------------   ------------   ------------

OPERATING INCOME.....................................          62,677        393,619         35,651        228,147
                                                         ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSES)
       Interest income...............................           1,492            583          8,019          1,060
       Interest expense..............................        (145,083)       (64,211)      (282,010)      (122,053)
       Other income..................................          75,006            724         75,054            832
                                                         ------------   ------------   ------------   ------------
               Total other income (expenses).........         (68,585)       (62,904)      (198,937)      (120,161)
                                                         ------------   ------------   ------------   ------------
NET INCOME (LOSS)....................................          (5,908)       330,715       (163,286)       107,986

ACCUMULATED DEFICIT - BEGINNING OF PERIOD............     (19,676,850)   (21,117,172)   (19,519,472)   (20,894,443)
                                                         ------------   ------------   ------------   ------------

ACCUMULATED DEFICIT - END OF PERIOD..................    $(19,682,758)  $(20,786,457)  $(19,682,758)  $(20,786,457)
                                                         ============   ============   ============   ============

NET INCOME (LOSS) PER COMMON SHARE...................            $.00           $.27          $(.12)          $.09
                                                         ============   ============   ============   ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..........       1,343,280      1,207,705      1,343,051      1,207,596
                                                         ============   ============   ============   ============

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
Six  Months Ended  September 30,                                                                  1995        1994
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss).......................................................................   $(163,286)  $ 107,986
    Adjustment to reconcile net income (loss) to net cash provided (used) by  operating activities:
         Depreciation.......................................................................     120,433      82,913
         Amortization.......................................................................     112,734          -
         Gain on sale of equipment..........................................................      (4,274)         -
         (Increase) decrease in accounts receivable.........................................     194,488    (278,435)
         Increase in inventories............................................................    (355,383)    (46,080)
         (Increase) decrease in prepaid expenses............................................     (45,078)     53,603
         Increase in other assets...........................................................      (2,775)         -
         Decrease in accounts payable.......................................................     (15,725)    (34,151)
         Increase  in stockholder advances..................................................          -      127,558
         Increase in accrued interest.......................................................      71,768     113,789
         Increase (decrease) in accrued compensation........................................     (99,170)     56,673
         Increase in accrued compensated absences...........................................      11,553       8,671
         Decrease in  deposits payable......................................................    (150,562)    (18,606)
         Increase  in other accrued expenses................................................     107,539      55,143
         Increase (decrease) in other liabilities...........................................      10,300      (1,398)
         Decrease in deferred royalties.....................................................    (152,100)   (156,600)
         Debt issuance costs................................................................     (22,634)         -
                                                                                               ---------   ---------
              Net cash provided (used)  by operating activities.............................    (382,172)     71,066
                                                                                               ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment...............................................    (252,881)    (33,867)
    Proceeds from the sale of equipment.....................................................      20,196          -
                                                                                               ---------   ---------
         Net cash used by investing activities..............................................    (232,685)    (33,867)
                                                                                               ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes and debt obligations payable........................................      68,490      58,995
    Repayment of notes and debt obligations payable.........................................     (40,677)   (111,163)
    Principal payments under capital lease obligations......................................      (1,654)     (1,448)
    Principal payments under installment purchase obligations...............................      (1,728)     (1,423)
                                                                                               ---------   ---------
         Net cash provided (used) by financing activities...................................      24,431     (55,039)
                                                                                               ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................................................    (590,426)    (17,840)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD.............................................     667,490     106,231
                                                                                               ---------   ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD...................................................   $  77,064   $  88,391
                                                                                               =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid during the period.........................................................   $ 107,756   $   8,264

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Reduction in accounts payable in exchange for common stock..............................   $      -    $   2,344

    Reduction in accrued compensation in exchange for common stock..........................       2,000          -

                See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying balance sheet of Cardiac Control Systems, Inc. (the "Company") as of September 30, 1995, the related statements of operations and accumulated deficit for the three months and six months ended September 30, 1995 and 1994, and the statements of cash flows for the six months ended September 30, 1995 and 1994 are unaudited. In the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the Company at September 30, 1995 and the results of operations and cash flows for the three months and six months ended September 30, 1995 and 1994.

Certain reclassifications have been made to the unaudited financial statements previously reported for the three months and six months ended September 30, 1994 to conform with classifications used in the unaudited financial statements for the three months and six months ended September 30, 1995. Also, all share information for the three months and six months ended September 30, 1994 has been restated as if the one for seven reverse stock split effective December 13, 1994 had been in effect at the time.

The accompanying unaudited financial statements as of September 30, 1995 and for the three months and six months ended September 30, 1995 and 1994 should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1995.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has a history of net losses and incurred a net loss for the six months ended September 30, 1995 of $163,286. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company believes that sales growth is critical to attaining a profitable level of operations. Therefore, the Company is continuing its efforts to expand its sales volume, both domestically and internationally. Management believes that the Company has the potential to increase sales and ultimately achieve a profitable level of operations. However, there is no assurance that the Company will be able to attain profitable operations and continue operations as a going concern.


NOTE 2 - INVENTORIES

Inventories at September 30, 1995 and March 31, 1995 are summarized as follows:

     --------------------------------------------------------
                                   September 30,    March 31,
                                       1995           1995
                                   -------------   ----------
                                    (unaudited)
     Raw materials and supplies..   $1,049,123     $  867,492
     Work-in-process.............      562,507        436,647
     Finished goods..............      619,185        571,293
                                    ----------     ----------
                                     2,230,815      1,875,432
     Reserve for obsolescence....     (120,000)      (120,000)
                                    ----------     ----------
                                    $2,110,815     $1,755,432
     --------------------------------------------------------

Finished goods inventories include approximately $385,000 and $306,000 of products consigned to customers and independent sales representatives at September 30, 1995 and March 31, 1995, respectively.

NOTE 3 - NOTES AND DEBT OBLIGATIONS PAYABLE

Notes and debt obligations payable at September 30, 1995 and March 31, 1995 consist primarily of a $1.5 million promissory note dated March 31, 1995 (the "Sirrom mortgage note") payable to Sirrom Capital Corporation; and $2,885,000 in 5% Convertible Debentures. Notes and debt obligations payable at September 30, 1995 and March 31, 1995 are summarized as follows:

     -------------------------------------------------------------------
                                              September 30,    March 31,
                                                  1995           1995
                                              -------------   ----------
                                               (unaudited)
     Sirrom mortgage note, net of discount..    $1,290,750    $1,221,000
     5% Convertible Debentures..............     2,885,000     2,885,000
     Other..................................        84,751        60,320
                                                ----------    ----------
                                                 4,260,501     4,166,320
     Amount payable within one  year........       (72,858)      (46,538)
                                                ----------    ----------
     Amount payable after one year..........    $4,187,643    $4,119,782
     -------------------------------------------------------------------

Pursuant to a private placement, the Company sought to raise up to $3.5 million pursuant to a Convertible Debenture offering. Between October 11, 1994, and December 31, 1994, the Company issued $2,885,000 in 5% Convertible Debentures (the "Debentures") due October 31, 1999. Interest is payable in cash or, at the Company's option, common stock of the Company on each March 31 and October 31 commencing March 31, 1995. At September 30, 1995, accrued interest outstanding pursuant to the Debentures approximated $72,000, and there was no accrued interest outstanding pursuant to the Debentures at March 31, 1995. The cash value of any interest payments made in common stock will be at the conversion price of $2.80. The conversion price of the debenture is $2.80, which is subject to adjustment in accordance with certain anti-dilution terms of the Debenture. The Debentures may be converted to common stock at anytime at the option of the Debenture holder. Under the terms of the Debenture, the Company was obligated to file a registration statement with the SEC registering the common stock into which the Debentures are convertible and to keep such registration statement effective for a maximum of three years from its effective date. The Company filed such Registration Statement and it became effective April 27, 1995. The Debentures will be automatically converted to common stock in the event the Company has in effect with the SEC a registration statement registering the Common Stock underlying the Debentures and one of the following events occurs: (i) the Company effects a registration statement with the SEC for the sale of common stock or securities convertible to common stock, which equals or exceeds $5 million, and the price per share (or the conversion, exchange or exercise price per share, if Convertible Securities) is not less than 120% of the conversion price for the Debentures, or (ii) the Company's common stock closes at a price per share not less than 2.5 times the conversion price for thirty consecutive days within twelve months of the date of issuance of the last Debenture, or (iii) 66 2/3% of the Debenture principal amount has been converted to common stock. As long as more than 25% of the principal amount of the Debentures are outstanding, the Company must obtain consent of the holders of 51% of such principal amount to effect a merger, consolidation, or sale of substantially all of the assets of the Company. Further, the Company shall use its best efforts to seek shareholder approval of a director designated by those holders.

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

Pursuant to a Subordination Agreement between the Debentureholders, the Company and Sirrom dated March 31, 1995 (the "Subordination Agreement"), the Debentureholders agreed with Sirrom to subordinate their Debentures to Sirrom's Loan Agreement with the Company. Under the Subordination Agreement, the Company may not make payments on the Debentures (interest or principal) if the Company is in default of its obligations to Sirrom which default would subject the Sirrom Note to acceleration. Further, in the event of the acceleration of the amounts owed on the Debentures (as a result of the Company's default thereunder), or in the event of any payment or distribution of assets of the Company to creditors upon any dissolution, winding up, or total or partial liquidation or reorganization of the Company, the principal and interest owed to Sirrom shall be paid in full prior to any assets being retained by, or payments made to Debentureholders.

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

PURCHASE CONTRACTS

During the year ended March 31, 1989, the Company entered into an agreement for the procurement of hybrid microelectronic circuits. The development of circuits for the Company's atrial-controlled ventricular and single-chamber pacing products was completed in fiscal 1992. Development of the circuits for the Company's dual-chamber devices was completed in fiscal 1993. As of September 30, 1995, the Company's future maximum purchase obligation approximated $1,571,000.

During the year ended March 31, 1990, the Company entered into an agreement for the procurement of integrated circuits. The development of these circuits was completed in fiscal 1992. As of September 30, 1995, the Company's future maximum purchase obligation approximated $96,000.

DESIGN AND DEVELOPMENT CONTRACT

In August 1995, the Company entered into a fixed-cost contract for the development of technological enhancements to its second generation of hybrid microelectronic circuits. Total development costs under the terms of the contract approximate $63,000. As of September 30, 1995, the Company's remaining outstanding commitment under the development contract approximates $10,000.

FINANCIAL CONSULTING AGREEMENT

In October 1992, the Company entered into an agreement (the "Agreement") with a financial brokering and consulting firm to assist the Company in its financing efforts. Pursuant to this Agreement, the Company was required to pay the broker/consultant $8,000 per month for a period of 24 months. The Company deferred payment of 50% of the monthly fee and accrued interest thereon at a rate of 10%, pursuant to the Agreement. If at the end of 12 months the broker/consultant had not performed a financial service as defined in the Agreement, the Company could terminate this Agreement, including the remaining monthly accrued fees and interest thereon. In October 1993, the Company terminated this Agreement, based on non-performance as defined in the Agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY

The Company's continuing efforts towards building a sales and marketing organization, expanding its research and design efforts, and its capital expenditure and debt service requirements continue to have an unfavorable impact on the Company's financial position and liquidity. Historically, the Company's operating losses, capital expenditure and debt service requirements have been financed through external sources, consisting primarily of equity and debt placements. The Company's external sources of funds during the first six months of fiscal 1996 consisted of short-term borrowings aggregating $68,000. The Company's operating and capital expenditure cash requirements exceeded its external sources of liquidity during the first six months of fiscal 1996. Accordingly, the Company experienced negative cash flow.

Cash used by operations during the first six months of fiscal 1996 approximated $382,000. Capital expenditures and repayment of debt obligations during the first six months of fiscal 1996 approximated $253,000 and $44,000, respectively. Short-term borrowings during the first six months of fiscal 1996 aggregated $68,000. Overall, negative cash flow for the first six months of fiscal 1996 approximated $590,000.

Cash provided by operations during the first six months of fiscal 1995 approximated $71,000. Capital expenditures and repayment of debt obligations during the first six months of fiscal 1995 approximated $34,000 and $114,000, respectively. Short-term borrowings during the first six months of fiscal 1995 aggregated $59,000. Overall, negative cash flow for the first six months of fiscal 1995 approximated $18,000.

The Company has no significant commitments for the acquisition of capital assets. It has, however, entered into material commitments pursuant to certain development and inventory procurement contracts with a remaining obligation aggregating approximately $1,677,000 at September 30, 1995. As of September 30, 1995, the Company's incurred and unpaid obligations pursuant to these contracts approximates $170,000 (see "Note 4 - Commitments and Contingent Liabilities" of the "Notes to Financial Statements").

Subsequent to September 30, 1995, in October 1995, the Company executed a $1 million promissory note with Intermedics Inc. to assist the Company in meeting the demand of Intermedics future electrode lead orders pursuant to the Supply Contract between Intermedics and the Company. The loan will be amortized at a given ratio against future lead sales to Intermedics. The note bears interest at 24.5% annually and is secured by future proceeds from sales to Intermedics and royalties to be received from Intermedics pursuant to the License Agreement with Intermedics. Any unpaid principal and accrued interest will be due and payable September 1, 1998. The Company believes this will meet its working capital requirements for the remainder of fiscal 1996.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1994

OVERVIEW. Overall, the Company's total revenues for the second quarter of fiscal 1996 remained constant at $1.8 million as compared to the same for the second quarter of fiscal 1995. Sales declined 4% from $1.4 million to $1.3 million and royalties increased from $422,000 to $487,000 for the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. Royalty income represents royalties from Intermedics Inc. pursuant to a License Agreement between the Company and Intermedics. However, as a result of increases in operating expenses due to increased investments in sales and marketing and research and design, and increased interest expense, the Company incurred a net loss of $6,000 for the second quarter of fiscal 1996, as compared to net income of $331,000 for the second quarter of fiscal 1995.

SALES.   Although overall sales have declined 4%, pacer unit sales  declined
51%. However, this decline in pacer unit sales was somewhat offset by a 32% increase in lead unit sales and increased sales of hybrid circuits to an Italian manufacturer. The decline in overall pacer unit sales for the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995 is primarily the result of a decline in international sales. The decline in international sales is the result of the Company not having obtained the CE Mark required to sell product in Europe. The increased lead sales are a result of increased lead sales to Intermedics Inc. pursuant to a Supply Agreement between the Company and Intermedics.

Sales by geographic area for the second quarter of fiscal 1996 and 1995 are as follows:

     -----------------------------------------
     Geographic Area       1996        1995
     -----------------------------------------
     United States....  $1,145,449  $1,046,799
     Europe...........     169,450     329,953
                        ----------  ----------
                        $1,314,899  $1,376,752
     -----------------------------------------

The Company's domestic sales for the second quarter of fiscal 1996 increased 9% as compared to the second quarter of fiscal 1995. The increase in domestic sales is a result of a 36% increase in lead unit sales resulting from increased lead sales to Intermedics Inc. European sales declined 49% for the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. The Company ceased sales of pacers to European distributors effective January 1, 1995 as the Company has not yet obtained the CE Mark required to sell product in Europe. Although there is no assurance the Company will succeed in obtaining the CE Mark, the Company is preparing to obtain the CE Mark by the end of fiscal 1996. However, the Company executed a new contract with its Italian distributor and the Company now sells hybrid circuits to this supplier instead of the pacemaker sub-assemblies it historically sold to this distributor. The Company is not required to have the CE Mark in order to sell components to European suppliers.

Sales by product line (including product assemblies) for the second quarter of fiscal 1996 and 1995 are as follows:

     ------------------------------------------------------------------
     Product Line                                    1996       1995
     ------------------------------------------------------------------
     Single-chamber pacemakers.................  $  167,586  $  341,778
     Dual-chamber pacemakers...................          -       12,290
     Atrial-controlled ventricular pacemakers..     437,763     569,717
     Hybrid circuits...........................      99,500      21,500
     Electrode leads...........................     586,367     393,135
     Other.....................................      23,683      38,332
                                                 ----------  ----------
                                                 $1,314,899  $1,376,752
     ------------------------------------------------------------------

The Company received approval from the Food and Drug Administration ("FDA") for its downsized dual-chamber device at the end of September 1995. Sales of the new downsized dual-chamber device are expected to have a significant impact on domestic sales in the second half of fiscal 1996. The Company is continuing its efforts to increase its sales domestically through the recruitment of new sales representatives. Further, the Company is also continuing its efforts to obtain the CE Mark in order to re-establish its presence in the European market; and it continues to pursue other international markets. The Company believes that its new line of ultra-thin, longer-lived pacing products, along with the atrial-controlled ventricular pacing system should provide the Company a very competitive position in the market.

ROYALTY INCOME. Royalty income increased 15% in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. Royalty income represents royalty fees from Intermedics Inc. pursuant to a License Agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Intermedics began marketing this pacing system domestically in March 1995. The future potential royalties to be recorded over the life of the License Agreement are estimated at $4.1 million.

COSTS OF PRODUCTS SOLD. As compared to the 4% decline in sales, cost of products sold declined 15% to $591,000 for the second quarter of fiscal 1996 as compared to $696,000 for the second quarter of fiscal 1995, resulting in an increase in the gross margin to 55% for the second quarter of fiscal 1996 as compared to 49% for the same period last year. Increased production levels are having a favorable impact on the Company's manufacturing costs, reducing overhead and scrap rates; further, the Company is incurring reduced per-unit manufacturing costs for the downsized generation pacers. However, these factors are being slightly offset by the less favorable margin being incurred for lead sales to Intermedics which account for 38% of sales for the second quarter of fiscal 1996 as compared to 24% for the second quarter of fiscal 1995. However, the Company also receives a $325 royalty per lead unit sold by Intermedics which incorporates the Company's single-pass technology, pursuant to the License Agreement with Intermedics.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 48% for the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995 primarily as a result of increased salary and benefits expense for new senior management and sales and marketing personnel; increased commission expense as a result of the support of new sales representatives; and increased travel expense for the new senior management and sales and marketing personnel as they recruit, train and manage the new sales force.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. The 132% increase in engineering, research and development expenses for the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995 is a result of the Company hiring new engineering personnel to resume its developments in single-pass lead, dual-chamber operation and rate-responsive pacing, and related outside professional services for those development projects.

OTHER INCOME AND EXPENSES. Interest expense for second quarter of fiscal 1996 increased 126% as compared to the second quarter of fiscal 1995 as a result of higher debt balances, primarily due to the $2,885,000, 5% debenture financing, and the amortization of debt costs associated with the debenture and mortgage financings.

SIX MONTHS ENDED SEPTEMBER 30, 1995 VERSUS SIX MONTHS ENDED SEPTEMBER 30, 1994

OVERVIEW. Overall, the Company's total revenues for the first half of fiscal 1996 increased 24% to $3.6 mllion as compared to $2.9 million for the first half of fiscal 1995. Sales increased 6% for the first half of fiscal 1996 to $2.6 million as compared to $2.4 million for the same period last year. Royalty income increased 120% to $989,000 for the first half of fiscal 1996 as compared to $449,000 for the first half of fiscal 1995. However, as a result of increases in operating expenses due to increased investments in sales and marketing and research and design, and increased interest expense, the Company incurred a net loss of $163,000 for the six months ended September 30, 1995, as compared to net income of $108,000 for the same period last year.

SALES. Although overall sales increased 6%, pacer unit sales declined 48%. However, this decline in pacer unit sales was offset by a 39% increase in lead unit sales and increased sales of hybrid circuits to an Italian manufacturer. The decline in overall pacer unit sales for the first half of fiscal 1996 as compared to the first half of fiscal 1995 is primarily the result of a decline in international sales. The decline in international sales is the result of the Company not having obtained the CE Mark required to sell product in Europe. The increased lead sales are a result of increased lead sales to Intermedics Inc. pursuant to a Supply Agreement between the Company and Intermedics. Sales by geographic area for the first half of fiscal 1996 and 1995 are as follows:

     -----------------------------------------
     Geographic Area       1996        1995
     -----------------------------------------
     United States....  $2,294,064  $1,915,822
     Europe...........     292,838     527,703
                        ----------  ----------
                        $2,586,902  $2,443,525
     -----------------------------------------

The Company's domestic sales for the first half of fiscal 1996 increased 20% as compared to the first half of fiscal 1995. The increase in domestic sales is a result of a 41% increase in lead unit sales resulting from increased lead sales to Intermedics Inc. European sales declined 45% for the first half of fiscal 1996 as compared to the same period last year. The Company ceased sales of pacers to European distributors effective January 1, 1995 as the Company has not yet obtained the CE Mark required to sell product in Europe. Although there is no assurance the Company will succeed in obtaining the CE Mark, the Company is preparing to obtain the CE Mark by the end of fiscal 1996. However, the Company executed a new contract with its Italian distributor and the Company now sells hybrid circuits to this supplier instead of the pacemaker sub-assemblies it historically sold to this distributor. The Company is not required to have the CE Mark in order to sell components to European suppliers.

Sales by product line (including product assemblies) for the first half of fiscal 1996 and 1995 are as follows:

     ------------------------------------------------------------------
     Product Line                                    1996       1995
     ------------------------------------------------------------------
     Single-chamber pacemakers.................  $  298,459  $  572,226
     Dual-chamber pacemakers...................          -       78,590
     Atrial-controlled ventricular pacemakers..     892,527     949,879
     Hybrid circuits...........................     199,625      21,500
     Electrode leads...........................   1,168,032     732,258
     Other.....................................      28,259      89,072
                                                 ----------  ----------
                                                 $2,586,902  $2,443,525
     ------------------------------------------------------------------

The Company received approval from the Food and Drug Administration ("FDA") for its downsized dual-chamber device at the end of September 1995. Sales of the new downsized dual-chamber device are expected to have a significant impact on domestic sales in the second half of fiscal 1996. The Company is continuing its efforts to increase its sales domestically through the recruitment of new sales representatives. Further, the Company is also continuing its efforts to obtain the CE Mark in order to re-establish its presence in the European market; and it continues to pursue other international markets. The Company believes that its new line of ultra-thin, longer-lived pacing products, along with the atrial-controlled ventricular pacing system should provide the Company a very competitive position in the market.

ROYALTY INCOME. Royalty income increased 120% for the first half of fiscal 1996 as compared to the fist half of fiscal 1995. Royalty income represents royalty fees from Intermedics Inc. pursuant to a License Agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Intermedics began marketing this pacing system in March 1995. The future potential royalties to be recorded over the life of the License Agreement are estimated at $4.1 million.

COSTS OF PRODUCTS SOLD. As compared to the 6% increase in sales, cost of products sold declined 8% to $1.2 million for the first half of fiscal 1996 as compared to $1.3 million for the first half of fiscal 1995, resulting in an increase in the gross margin to 53% for the first half of fiscal 1996 as compared to 46% for the same period last year. Increased production levels are having a favorable impact on the Company's manufacturing costs, reducing overhead and scrap rates; further, the Company is incurring reduced per-unit manufacturing costs for the downsized generation pacers. However, these factors are being slightly offset by the less favorable margin being incurred for lead sales to Intermedics which account for 39% of sales for the first half of fiscal 1996 as compared to 27% for the first half of fiscal 1995. However, the Company also receives a $325 royalty per lead unit sold by Intermedics which incorporates the Company's single-pass technology, pursuant to the License Agreement with Intermedics.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 68% for the first half of fiscal 1996 as compared to the first half of fiscal 1995 primarily as a result of increased salary and benefits expense for new senior management and sales and marketing personnel; increased commission expense as a result of the support of new sales representatives; and increased travel expense for the new senior management and sales and marketing personnel as they recruit, train and manage the new sales force and market the Company's product at trade conventions.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. The 102% increase in engineering, research and development expenses for the first half of fiscal 1996 as compared to the first half of fiscal 1995 is a result of of the Company hiring new engineering personnel to resume its developments in single-pass lead, dual-chamber operation and rate-responsive pacing, and related outside professional services for those development projects..

OTHER INCOME AND EXPENSES.    Interest expense for the first half of fiscal 1996
increased 131% as compared to the first half of fiscal 1995 as a result of higher debt balances, primarily due to the $2,885,000, 5% debenture financing, and the amortization of debt costs associated with the debenture and mortgage financings.


OPERATING TRENDS AND UNCERTAINTIES

SALES. The ability of the Company to attain a profitable level of operations is dependent upon expansion of sales volume, both domestically and internationally. The Company believes that with the commercial release of its atrial -controlled ventricular pacing system, which is a system capable of attracting a significant market share, and the introduction of its new line of smaller, more competitive pacing products, it now has the potential to improve its sales and the recruitment of sales representatives. The Company received clearance by the FDA to commercially distribute this new line of products in fiscal 1994 for its single-chamber and atrial-controlled ventricular devices. The PMA Supplement for the new dual-chamber device was submitted to the FDA in February 1995 and clearance was received in September 1995. Working capital constraints had delayed the procurement of sufficient quantities of the dual-chamber hybrid circuits to complete testing and production requirements for the submission to the FDA prior to that time. The availability of the new dual-chamber device is expected to have a significant impact on domestic sales in the second half of fiscal 1996.

The Company's sales during fiscal 1995 had been restricted as a result of production limitations resulting from working capital constraints. However, the Company has secured financing that management believes will enable it to meet and expand its demand in the domestic market, and expand into additional international markets.

The European Community ("EC") nations have adopted universal standards in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EC which is evidenced by being granted the CE Mark. Standards for active implantable medical products were implemented January 1, 1993, with a transition period ending December 31, 1994. In order for the Company to resume the sale of its product in the EC, it must obtain certification, the CE Mark. These standards have been developed by the International Organization for Standardization ("ISO"). The Company is preparing for certification during fiscal 1996. From January 1, 1995, until it receives such certification, the Company will lose sales to its European distributors, to which the Company sells completed devices. However, the Company anticipates that increased sales in the domestic market will reduce the overall adverse effect of this loss of European sales. Further, the Company continues to sell hybrid circuit components to its customer in Italy and continues to export its products to Greece.

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

As discussed above, the manufacture and sale of leads to Intermedics produce income for the Company. The Company sells electrode leads to Intermedics for its new systems under an Amended and Restated Supply Contract that terminates on August 1, 1998, unless renewed for an additional two year period. The Company also receives royalties from Intermedics sales of its products incorporating the licensed technology under an Amended and Restated License Agreement. The Company anticipates supplying components to Intermedics under the supply agreement for the next several years. An increase in demand for components by Intermedics will put further demands on the Company to supply the products; however, with the anticipated cash flow from such orders that would be generated under the license and supply agreements, plus anticipated positive cash flow from sales of other products by the Company, management believes that the Company could be in a position to accommodate an increase in orders. Further, in October 1995, Intermedics loaned the Company $1,000,000 to assist the Company in meeting the demand of its future orders, such loan to be amortized at a given ratio against future orders. (See "Financial Position and Liquidity").

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

SOURCES OF SUPPLY.   One of the Company's principal suppliers of material used
primarily in electrode lead production, E.I. DuPont de Nemours & Company, has indicated that they will no longer supply their material to the medical device industry for use in implantable devices. The availability of this material suitable for use in implantable medical devices is an industry-wide problem and is not unique to the Company or to the cardiovascular device segment of the industry. A tentative replacement for the DuPont supplied material has been identified which meets manufacturing requirements. Biocompatibility studies have been initiated on the replacement candidate. Since the candidate replacement material is comprised of the same chemical composition as the DuPont material, it is expected that it will be comparable with respect to the performance characteristics and Biocompatibility of the current material in use. Similarly, FDA approval of this replacement material is anticipated to be forthcoming based upon a satisfactory outcome of the testing in progress. The Company believes, however, that it has a sufficient quantity of the DuPont material on supply to meet the Company's anticipated demand for the next several years.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 4, 1994, a financial brokering and consulting firm filed suit against the Company in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida (the "Court"), alleging that the Company had breached certain contractual duties and obligations. The suit requests a judgment requiring the Company to deliver warrants to purchase 15% of the Company's common stock, and damages in excess of $15,000. The Company has denied liability and filed a counterclaim alleging that the brokering firm fraudulently induced the Company into the Agreement then breached the Agreement and certain fiduciary duties. Management plans to vigorously defend the lawsuit and pursue its counterclaims. In the opinion of management, this action has no merit and the ultimate outcome is not expected to materially effect the financial position of the Company.


ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     None


ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

     None


ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

     None


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
6(A).  EXHIBITS

Exhibits filed in Part II of this Report are as follows:

--------------------------------------------------------------------------------------------------------
Exhibit                                                       Sequential Page Number or
Number               Description                            Incorporation by Reference to
--------------------------------------------------------------------------------------------------------
 3.0     Certificate of Incorporation of      Exhibit 3.0 to Amendment No. 1 to Form S-1 Registration
         the Company, as amended              Statement filed on February 1, 1988, Registration No. 33-
                                              16490 and Form 10-K for the year ended March 31, 1990,
                                              File No. 0-14653

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


--------------------------------------------------------------------------------------------------------
Exhibit                                                       Sequential Page Number or
Number               Description                            Incorporation by Reference to
--------------------------------------------------------------------------------------------------------
10.2     Amended and Restated License         Exhibit 10.19 to Form 8-K Current Report, dated April 2,
         Agreement between Intermedics        1993, File No. 0-14653
         Inc. and the Company, dated
         April 2, 1993

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

10.7     Agreement between LEM                Exhibit 10.13 to Form 10-Q for the Quarter Ended
         Biomedica, s.r.l. and the            December 31, 1994, File 0-14653
         Company, dated October 1, 1994

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


--------------------------------------------------------------------------------------------------------
Exhibit                                                       Sequential Page Number or
Number               Description                            Incorporation by Reference to
--------------------------------------------------------------------------------------------------------
10.12    $1,500,000 Secured Promissory        Exhibit 10.2 to Form 8-K Current Report, dated March 31,
         Note in favor of Sirrom Capital      1995, File No. 0-14653
         Corporation, dated March 31,
         1995

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

10.16    Promissory Note and Security         Page 22 - Page 28
         Agreement between Intermedics
         Inc. and the Company, dated
         October 20, 1995

10.17    Amendment 2 to Supply                Page 29 - Page 31
         Contract between Intermedics
         Inc. and the Company, dated
         October 20, 1995

10.18    Amendment 2 to License               Page 32 - Page 34
         Agreement between Intermedics
         Inc. and the Company, dated
         October 20, 1995

11.0     Statement re Computation of          Page 35 - Page 36
         Income (Loss) per share

--------------------------------------------------------------------------------------------------------

6(B).  REPORTS ON FORM 8-K

The Company did not file a current report on Form 8-K in the quarter ended September 30, 1995.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CARDIAC CONTROL SYSTEMS, INC.
                                   (Registrant)



Date: November 14, 1995              By: /s/ Alan J. Rabin
      -------------------                -------------------------------------
                                         Alan J. Rabin
                                         President and Chief Executive Officer




Date: November 14, 1995              By: /s/ Lauri Mitchell
      -------------------                -------------------------------------
                                         Lauri Mitchell
                                         Controller