Form 10QSB
period 1995-12-31
CARDIAC CONTROL SYSTEMS INC
filed 1996-02-13
CIK 706507

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                          ____________________________

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED DECEMBER 31, 1995         COMMISSION FILE NUMBER 0-14653


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

As of January 31, 1995, 1,377,564 shares of the Registrant's common stock, $.10 par value, were issued and outstanding.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         CARDIAC CONTROL SYSTEMS, INC.

                                   FORM 10-Q
                               DECEMBER 31, 1995

                                     INDEX

--------------------------------------------------------------------------------
                                                                        Page No.
--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

   Balance Sheets at December 31, 1995 (Unaudited)
    and March 31, 1995 ...................................................... 3

   Statements of Operations and Accumulated Deficit for the Three
    Months and Nine Months Ended December 31, 1995 and 1994 (Unaudited)...... 4

   Statements of Cash Flows for the Nine Months Ended
    December 31, 1995 and 1994 (Unaudited) .................................. 5

   Notes to Financial Statements  ........................................... 6

   Management's Discussion and Analysis of Financial Position
    and Results of Operations .............................................. 10

PART II.   OTHER INFORMATION ............................................... 18

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                         CARDIAC CONTROL SYSTEMS, INC.
                                 BALANCE SHEETS

--------------------------------------------------------------------------------------------------------
                                                                             December 31,     March 31,
                                                                                 1995           1995
--------------------------------------------------------------------------------------------------------
ASSETS                                                                        (Unaudited)
    CURRENT ASSETS
        Cash and cash equivalents  ........................................  $    345,801   $    667,490
        Certificate of deposit.............................................        40,000         40,000
        Accounts and notes receivable......................................     1,465,633      1,403,276
        Inventories........................................................     2,190,693      1,755,432
        Prepaid expenses ..................................................       109,426         57,659
                                                                             ------------   ------------
                     Total current assets..................................     4,151,553      3,923,857

     PROPERTY, PLANT AND EQUIPMENT, less accumulated
        depreciation of $3,176,361 and $3,039,211 .........................     1,528,446      1,410,259

     OTHER ASSETS .........................................................       368,695        463,822
                                                                             ------------   ------------
                     Total assets  .......................................   $  6,048,694   $  5,797,938
                                                                             ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

     CURRENT LIABILITIES
         Other notes  and debt obligations  payable within one year .......  $    975,973   $     46,538
         Accounts payable..................................................       310,247        474,877
         Accrued interest .................................................        46,353            555
         Accrued compensation .............................................       190,023        279,367
         Accrued compensated absences .....................................       129,296        112,477
         Deposits payable .................................................        25,000        351,147
         Other accrued expenses ...........................................       268,387        213,594
                                                                             ------------   ------------
                     Total current liabilities ............................     1,945,279      1,478,555
                                                                             ------------   ------------

    NOTES AND DEBT OBLIGATIONS PAYABLE AFTER ONE YEAR .....................     4,221,525      4,119,782
                                                                             ------------   ------------
    OTHER LIABILITIES .....................................................       190,840        169,311
                                                                             ------------   ------------
    DEFERRED ROYALTIES ....................................................       426,750        690,050
                                                                             ------------   ------------
    COMMITMENTS AND CONTINGENT LIABILITIES ...............................             -              -
                                                                             ------------   ------------

    STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, $.10 par value, 30,000,000 shares authorized,
              1,370,253 and 1,342,819  shares issued and outstanding......        137,383        134,282
        Treasury stock ...................................................        (10,938)             -
        Capital in excess of par value ...................................     18,745,509     18,725,430
        Accumulated deficit ..............................................    (19,607,654)   (19,519,472)
                                                                             ------------   ------------
                     Total stockholders' equity (deficit) ................       (735,700)      (659,760)
                                                                             ------------   ------------

                     Total liabilities and stockholders' equity (deficit).  $  6,048,694   $  5,797,938
                                                                             ============   ============

                   See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                          STATEMENTS OF OPERATIONS AND
                              ACCUMULATED DEFICIT
                                  (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                Nine Months Ended
                                                                     December 31,                      December 31,
                                                                 1995                 1994          1995           1994
--------------------------------------------------------------------------------------------------------------------------
REVENUE
    Net sales............................................   $  1,426,507        $  1,146,492   $  4,013,409   $  3,590,017
    Royalty income.......................................        722,800             205,725      1,711,450        654,875
                                                            ------------        ------------   ------------   ------------
       Total revenue.....................................      2,149,307           1,352,217      5,724,859      4,244,892
                                                            ------------        ------------   ------------   ------------

COSTS AND EXPENSES
    Cost of products sold................................        643,447             533,823      1,868,163      1,863,883
    Selling, general and administrative expenses.........      1,022,806             646,449      2,874,504      1,750,950
    Engineering, research and development expenses.......        215,925              90,061        679,412        320,028
                                                            ------------        ------------   ------------   ------------
        Total cost and expenses..........................      1,882,178           1,270,333      5,422,079      3,934,861
                                                            ------------        ------------   ------------   ------------

OPERATING  INCOME........................................        267,129              81,884        302,780        310,031
                                                            ------------        ------------   ------------   ------------

OTHER INCOME (EXPENSES)
    Interest income......................................          3,128               7,850         11,147          8,910
    Interest expense.....................................       (183,018)            (84,901)      (465,028)      (206,954)
    Other income (expense)...............................        (12,135)                 38         62,919            870
                                                            ------------        ------------   ------------   ------------
        Total other income (expenses)....................       (192,025)            (77,013)      (390,962)      (197,174)
                                                            ------------        ------------   ------------   ------------
NET  INCOME (LOSS).......................................         75,104               4,871        (88,182)       112,857

ACCUMULATED DEFICIT - BEGINNING OF PERIOD................    (19,682,758)        (20,786,457)   (19,519,472)   (20,894,443)
                                                            ------------        ------------   ------------   ------------

ACCUMULATED DEFICIT - END OF PERIOD......................   $(19,607,654)       $(20,781,586)  $(19,607,654)  $(20,781,586)
                                                            ============        ============   ============   ============
NET INCOME ( LOSS) PER COMMON SHARE......................           $.06                $.00          $(.07)          $.09
                                                            ============        ============   ============   ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..............      1,363,142           1,324,538      1,349,769      1,246,718
                                                            ============        ============   ============   ============

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

-------------------------------------------------------------------------------------------------
Nine  Months Ended  December 31,                                             1995         1994
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)..................................................     $  (88,182)  $  112,857
 Adjustment to reconcile net income (loss) to
   net cash used  by operating activities:
   Depreciation.....................................................        181,761      122,503
   Amortization.....................................................        172,932       10,296
   Gain on sale of equipment........................................         (4,701)           -
   Increase in accounts receivable..................................        (73,295)    (481,941)
   Increase in inventories..........................................       (435,261)    (243,617)
   Increase in prepaid expenses.....................................        (51,767)      (3,188)
   Increase in other assets.........................................        (13,884)           -
   Decrease in accounts payable.....................................       (164,630)    (411,566)
   Increase  in stockholder advances................................              -        4,305
   Increase in accrued interest.....................................        130,372      186,829
   Decrease  in accrued compensation................................        (87,344)     (75,330)
   Increase in accrued compensated absences.........................         16,819       16,706
   Decrease  in  deposits payable...................................       (326,147)     (25,586)
   Increase (decrease)  in other accrued expenses...................         54,793      (26,502)
   Increase in other liabilities....................................         21,529        8,320
   Decrease in deferred royalties...................................       (263,300)    (188,250)
                                                                        -----------   -----------
   Net cash used by operating activities............................       (930,305)    (994,164)
                                                                        -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant and equipment..........................       (316,138)    (136,737)
 Proceeds from the sale of equipment................................         20,891        1,120
                                                                        -----------   -----------
   Net cash used by investing activities............................       (295,247)    (135,617)
                                                                        -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock.................................              -        7,003
 Proceeds from notes and debt obligations payable...................      1,068,490    2,693,995
 Debt issuance costs................................................        (22,690)    (224,459)
 Repayment of notes and debt obligations payable....................       (136,757)    (199,778)
 Principal payments under capital lease obligations.................         (2,523)      (2,209)
 Principal payments under installment purchase obligations..........         (2,657)      (2,188)
                                                                        -----------   -----------
   Net cash provided by financing activities........................        903,863    2,272,364
                                                                        -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................       (321,689)   1,142,583

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD.....................        667,490      106,231
                                                                        -----------   -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD...........................     $  345,801   $1,248,814
                                                                        ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid during the period....................................     $  177,036   $    9,829

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Reduction in accounts payable in exchange for common stock.........     $        -   $    2,344
 Reduction in accrued compensation in exchange for common stock.....          2,000            -
 Reduction in accrued interest in exchange for common stock.........         84,574            -
 Reduction in accounts receivable in exchange for treasury stock....         10,938            -


                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying balance sheet of Cardiac Control Systems, Inc. (the "Company") as of December 31, 1995, the related statements of operations and accumulated deficit for the three months and nine months ended December 31, 1995 and 1994, and the statements of cash flows for the nine months ended December 31, 1995 and 1994 are unaudited. In the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the Company at December 31, 1995 and the results of operations and cash flows for the three months and nine months ended December 31, 1995 and 1994.

Certain reclassifications have been made to the unaudited financial statements previously reported for the three months and nine months ended December 31, 1994 to conform with classifications used in the unaudited financial statements for the three months and nine months ended December 31, 1995.

The accompanying unaudited financial statements as of December 31, 1995 and for the three months and nine months ended December 31, 1995 and 1994 should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1995.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has a history of net losses and incurred a net loss for the nine months ended December 31, 1995 of $88,182. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company believes that sales growth is critical to attaining a profitable level of operations. Therefore, the Company is continuing its efforts to expand its sales volume, both domestically and internationally. Management believes that the Company has the potential to increase sales and ultimately achieve a profitable level of operations. However, there is no assurance that the Company will be able to attain profitable operations and continue operations as a going concern.

NOTE 2 - INVENTORIES

Inventories at December 31, 1995 and March 31, 1995 are summarized as follows:

-------------------------------------------------------
                              December 31,    March 31,
                                  1995          1995
                              ------------   ----------
                              (unaudited)
Raw materials and supplies....  $  560,455   $  867,492
Work-in-process...............   1,068,456      436,647
Finished goods................     634,837      571,293
                                ----------   ----------
                                 2,263,748    1,875,432
Reserve for obsolescence......     (73,055)    (120,000)
                                ----------   ----------
                                $2,190,693   $1,755,432
-------------------------------------------------------

Finished goods inventories include approximately $409,000 and $306,000 of products consigned to customers and independent sales representatives at December 31, 1995 and March 31, 1995, respectively.

NOTE 3 - NOTES AND DEBT OBLIGATIONS PAYABLE

Notes and debt obligations payable at December 31, 1995 and March 31, 1995 consist primarily of a $1.5 million promissory note dated March 31, 1995 (the "Sirrom mortgage note") payable to Sirrom Capital Corporation; $2,885,000 in 5% Convertible Debentures; and a $1 million promissory note to Intermedics Inc. (the "Intermedics promissory note") dated October 20, 1995. Notes and debt obligations payable at December 31, 1995 and March 31, 1995 are summarized as follows:

------------------------------------------------------------------
                                         December 31,    March 31,
                                             1995          1995
                                         ------------    ----------
                                         (unaudited)
Sirrom mortgage note, net of discount....  $1,325,625   $1,221,000
5% Convertible Debentures................   2,885,000    2,885,000
Intermedics promissory note..............     925,000            -
Other....................................      61,873       60,320
                                           ----------   ----------
                                            5,197,498    4,166,320
Amount payable within one  year..........    (975,973)     (46,538)
                                           ----------   ----------
Amount payable after one year............  $4,221,525   $4,119,782
------------------------------------------------------------------

Pursuant to a private placement, the Company sought to raise up to $3.5 million pursuant to a Convertible Debenture offering. Between October 11, 1994, and December 31, 1994, the Company issued $2,885,000 in 5% Convertible Debentures (the "Debentures") due October 31, 1999. Interest is payable in cash or, at the Company's option, common stock of the Company on each March 31 and October 31 commencing March 31, 1995. At December 31, 1995, accrued interest outstanding pursuant to the Debentures approximated $24,000, and there was no accrued interest outstanding pursuant to the Debentures at March 31, 1995. The cash value of any interest payments made in common stock will be at the conversion price of $2.80. The conversion price of the debenture is $2.80, which is subject to adjustment in accordance with certain anti-dilution terms of the Debenture. The Debentures may be converted to common stock at anytime at the option of the Debenture holder. Under the terms of the Debenture, the Company was obligated to file a registration statement with the SEC registering the common stock into which the Debentures are convertible and to keep such registration statement effective for a maximum of three years from its effective date. The Company filed such Registration Statement and it became effective April 27, 1995. The Debentures will be automatically converted to common stock in the event the Company has in effect with the SEC a registration statement registering the Common Stock underlying the Debentures and one of the following events occurs: (i) the Company effects a registration statement with the SEC for the sale of common stock or securities convertible to common stock, which equals or exceeds $5 million, and the price per share (or the conversion, exchange or exercise price per share, if Convertible Securities) is not less than 120% of the conversion price for the Debentures, or (ii) the Company's common stock closes at a price per share not less than 2.5 times the conversion price for thirty consecutive days within twelve months of the date of issuance of the last Debenture, or (iii) 66% of the Debenture principal amount has been converted to common stock. As long as more than 25% of the principal amount of the Debentures are outstanding, the Company must obtain consent of the holders of 51% of such principal amount to effect a merger, consolidation, or sale of substantially all of the assets of the Company. Further, the Company shall use its best efforts to seek shareholder approval of a director designated by those holders.

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

On October 20, 1995, the Company executed a $1 million promissory note with Intermedics Inc. to assist the Company in meeting the demand of Intermedics future electrode lead orders pursuant to the Supply Contract between Intermedics and the Company. The loan will be amortized at a given ratio against future lead sales to Intermedics. The note bears interest at 24.5% annually and is secured by future proceeds from sales to Intermedics and royalties to be received from Intermedics pursuant to the License Agreement with Intermedics. Any unpaid principal and accrued interest will be due and payable September 1, 1998. Accrued interest outstanding pursuant to the Intermedics promissory note at December 31, 1995 approximated $22,000.

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

PURCHASE CONTRACTS

During the year ended March 31, 1989, the Company entered into an agreement for the procurement of hybrid microelectronic circuits. The development of circuits for the Company's atrial-controlled ventricular and single-chamber pacing products was completed in fiscal 1992. Development of the circuits for the Company's dual-chamber devices was completed in fiscal 1993. As of December 31, 1995, the Company's future maximum purchase obligation approximated $1,399,000.

During the year ended March 31, 1990, the Company entered into an agreement for the procurement of integrated circuits. The development of these circuits was completed in fiscal 1992. As of December 31, 1995, the Company's future maximum purchase obligation approximated $27,000.

DESIGN AND DEVELOPMENT CONTRACT

In August 1995, the Company entered into a fixed-cost contract for the development of technological enhancements to its second generation of hybrid microelectronic circuits. Total development costs under the terms of the contract approximate $73,000. As of December 31, 1995, the Company's remaining outstanding commitment under the development contract approximates $13,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY

The Company's continuing efforts towards building a sales and marketing organization, expanding its research and design efforts, and its capital expenditure and debt service requirements continue to have an unfavorable impact on the Company's financial position and liquidity. Historically, the Company's operating losses, capital expenditure and debt service requirements have been financed through external sources, consisting primarily of equity and debt placements. The Company's external sources of funds during the nine months ended December 31, 1995 consisted of short-term borrowings aggregating $1,068,000.
The Company's operating and capital expenditure cash requirements exceeded its external sources of liquidity during the nine months ended December 31, 1995. Accordingly, the Company experienced negative cash flow.

Cash used by operations during the nine months ended December 31, 1995 approximated $930,000. Capital expenditures and repayment of debt obligations during the nine months ended December 31, 1995 approximated $316,000 and $142,000, respectively. Short-term borrowings during the nine months ended December 31, 1995 aggregated $1,068,000. Overall, negative cash flow for the nine months ended December 31, 1995 approximated $322,000.

Cash used by operations during the nine months ended December 31, 1994 approximated $994,000. Capital expenditures and repayment of debt obligations during the nine months ended December 31, 1994 approximated $137,000 and $204,000, respectively. Short-term borrowings during the nine months ended December 31, 1994 aggregated $44,000. Long-term borrowings during the nine months ended December 31, 1994 aggregated $2,426,000 net of debt issuance costs. Overall, positive cash flow for the nine months ended December 31, 1994 approximated $1,143,000.

The Company has no significant commitments for the acquisition of capital assets. It has, however, entered into material commitments pursuant to certain development and inventory procurement contracts with a remaining obligation aggregating approximately $1,439,000 at December 31, 1995. As of December 31, 1995, the Company's incurred and unpaid obligations pursuant to these contracts approximates $41,000 (see "Note 4 -Commitments and Contingent Liabilities" of the "Notes to Financial Statements").

On December 20, 1995, the Company executed a Distribution Agreement (the "Agreement") with Grupo Taper, S.A., a Spanish distributor of medical and electronic products. The Agreement grants Grupo Taper exclusive rights to distribute the Company's products in Europe, the Middle East and Africa for a ten-year period, with the exception of three companies with which the Company has previously signed distribution agreements. In January 1996, the Company received a $500,000 deposit to be applied at a ratio of 50% against future sales which are anticipated to exceed 6,500 pacemakers over the next three years. In addition, Grupo Taper will purchase 100,000 shares of the Company's common stock at $5 per share, which will represent approximately 7% of the total outstanding shares of the Company. In return, the Company appointed a Grupo Taper executive to its Board of Directors.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 VERSUS THREE MONTHS ENDED DECEMBER 31, 1994
--------------------------------------------------------------------------------

OVERVIEW.  Overall, the Company's total revenues for the third quarter of fiscal 1996 increased 59% to $2.1 million as compared to $1.4 million for the third quarter of fiscal 1995. Sales increased 24% from $1.1 million to $1.4 million and royalties increased from $206,000 to $723,000 for the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. Royalty income represents royalties from Intermedics Inc. pursuant to a License Agreement
between the Company and Intermedics.   This increase in revenue was slightly
offset by a 48% increase in operating expenses as a result of increased investments in sales and marketing and research and design, and increased interest expense, resulting in net income of $75,000 for the third quarter of fiscal 1996, as compared to net income of $5,000 for the third quarter of fiscal 1995.

SALES.   Although overall sales have increased 24%, pacer unit sales  declined
24%. However, this decline in pacer unit sales was offset by a 73% increase in lead unit sales and increased sales of hybrid circuits to an Italian manufacturer. The decline in overall pacer unit sales for the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995 is the result of a decline in international sales. The decline in international sales is the result of the Company not having obtained the CE Mark required to sell product in Europe. The increased lead sales are a result of increased lead sales to Intermedics Inc. pursuant to a Supply Agreement between the Company and Intermedics.

Sales by geographic area for the third quarter of fiscal 1996 and 1995 are as follows:

                   -----------------------------------------
                   Geographic Area        1996        1995
                   -----------------------------------------
                   United States....  $1,314,882  $  862,522

                   Europe...........     111,625     283,970
                                      ----------  ----------
                                      $1,426,507  $1,146,492
                   -----------------------------------------

The Company's domestic sales for the third quarter of fiscal 1996 increased 52% as compared to the third quarter of fiscal 1995. The increase in domestic sales is a result of an 80% increase in lead unit sales resulting from increased lead sales to Intermedics Inc. Domestic pacer unit sales also increased 38%. European sales declined 61% for the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. The Company ceased sales of pacers to European distributors effective January 1, 1995 as the Company has not yet obtained the CE Mark required to sell product in Europe. Although there is no assurance the Company will succeed in obtaining the CE Mark, the Company is preparing to obtain the CE Mark in the first quarter of fiscal 1997. However, the Company executed a new contract with its Italian distributor and the Company now sells hybrid circuits to this supplier instead of the pacemaker sub-assemblies it historically sold to this distributor. The Company is not required to have the CE Mark in order to sell components to European suppliers.

Sales by product line for the third quarter of fiscal 1996 and 1995 are as follows:

      ------------------------------------------------------------------
        Product Line                                   1996        1995
      ------------------------------------------------------------------
      Single-chamber pacemakers.................. $  251,084  $  162,142
      Dual-chamber pacemakers....................     87,031       4,796
      Atrial-controlled ventricular pacemakers...    391,869     578,637
      Hybrid circuits............................     55,125      36,625
      Electrode leads............................    641,398     360,716
      Other......................................          -       3,576
                                                  ----------  ----------
                                                  $1,426,507  $1,146,492
      ------------------------------------------------------------------

The Company received approval from the Food and Drug Administration ("FDA") for its downsized dual-chamber device at the end of September 1995. Sales of the new downsized dual-chamber device are expected to continue to have a favorable impact on domestic sales in the fourth quarter of fiscal 1996. The Company is continuing its efforts to increase its sales domestically through the recruitment of new sales representatives. Further, the Company is also continuing its efforts to obtain the CE Mark in order to re-establish its presence in the European market; and it continues to pursue other international markets.

ROYALTY INCOME. Royalty income increased 251% in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. Royalty income represents royalty fees from Intermedics Inc. pursuant to a License Agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Intermedics began marketing this pacing system domestically in March 1995. The future potential royalties to be recorded over the life of the License Agreement are estimated at $3.4 million.

COSTS OF PRODUCTS SOLD. As compared to the 24% increase in sales, cost of products sold increased 21% to $643,000 for the third quarter of fiscal 1996 as compared to $534,000 for the third quarter of fiscal 1995, resulting in an increase in the gross margin to 55% for the third quarter of fiscal 1996 as compared to 53% for the same period last year. Increased production levels are having a favorable impact on the Company's manufacturing costs, reducing overhead and scrap rates. However, these factors are being slightly offset by the less favorable margin being incurred for lead sales to Intermedics which account for 38% of sales for the third quarter of fiscal 1996 as compared to 19% for the third quarter of fiscal 1995. However, the Company also receives a $325 royalty per lead unit sold by Intermedics which incorporates the Company's single-pass technology, pursuant to the License Agreement with Intermedics.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 58% for the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995 as a result of increased commission expense as a result of the support of new sales representatives; increased salary and benefits expense primarily for new sales and marketing personnel; increased travel expense for the new senior management and new sales and marketing personnel; and increased consulting and professional services expense for management consultants and assistance in obtaining CE Mark/ISO certifications.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. The 140% increase in engineering, research and development expenses for the third quarter of fiscal
1996 as compared to the third quarter of   fiscal 1995 is primarily a result of
the Company hiring new engineering personnel to resume its developments in single-pass lead, dual-chamber operation and rate-responsive pacing, and related outside professional services for those development projects.

OTHER INCOME AND EXPENSES. Interest expense for the third quarter of fiscal 1996 increased 116% as compared to the third quarter of fiscal 1995 as a result of higher debt balances, primarily due to the $2,885,000, 5% debenture financing, the $1 million promissory note from Intermedics, and the amortization of debt costs associated with the debenture and mortgage financings.

NINE MONTHS ENDED DECEMBER 31, 1995 VERSUS NINE MONTHS ENDED DECEMBER 31, 1994
------------------------------------------------------------------------------

OVERVIEW. Overall, the Company's total revenues for the nine months ended December 31, 1995 increased 35% to $5.7 mllion as compared to $4.2 million for the nine months ended December 31, 1994. Sales increased 12% to $4.0 million as compared to $3.6 million for the same period last year. Royalty income increased 161% to $1.7 million for the year to date fiscal 1996 as compared to $655,000 for the year to date fiscal 1995. However, as a result of increases in operating expenses due to increased investments in sales and marketing and research and design, and increased interest expense, the Company incurred a net loss of $88,000 for the nine months ended December 31, 1995, as compared to net income of $113,000 for the same period last year.

SALES. Although overall sales increased 12%, pacer unit sales declined 40%. However, this decline in pacer unit sales was offset by a 48% increase in lead unit sales and increased sales of hybrid circuits to an Italian manufacturer. The decline in overall pacer unit sales for the year to date of fiscal 1996 as compared to the year to date fiscal 1995 is the result of a decline in international sales. The decline in international sales is the result of the Company not having obtained the CE Mark required to sell product in Europe. The increased lead sales are a result of increased lead sales to Intermedics Inc. pursuant to a Supply Agreement between the Company and Intermedics. Sales by geographic area for the year to date fiscal 1996 and 1995 are as follows:

                   -----------------------------------------
                   Geographic Area        1996        1995
                   -----------------------------------------
                   United States..... $3,608,946  $2,778,344
                   Europe............    404,463     811,673
                                      ----------  ----------
                                      $4,013,409  $3,590,017
                   -----------------------------------------

The Company's domestic sales for the year to date fiscal 1996 increased 30% as compared to the year to date fiscal 1995. The increase in domestic sales is a result of a 53% increase in lead unit sales resulting from increased lead sales to Intermedics Inc. Domestic pacer unit sales also increased 8%. European sales declined 50% for the year to date fiscal 1996 as compared to the same period last year. The Company ceased sales of pacers to European distributors effective January 1, 1995 as the Company has not yet obtained the CE Mark required to sell product in Europe. Although there is no assurance the Company will succeed in obtaining the CE Mark, the Company is preparing to obtain the CE Mark in the first quarter of fiscal 1997. However, the Company executed a new contract with its Italian distributor and the Company now sells hybrid circuits to this supplier instead of the pacemaker sub-assemblies it historically sold to this distributor. The Company is not required to have the CE Mark in order to sell components to European suppliers.

Sales by product line (including product assemblies) for the year to date fiscal 1996 and 1995 are as follows:

               ---------------------------------------------------
               Product Line                    1996        1995
               ---------------------------------------------------
               Single-chamber pacemakers... $  549,543  $  734,368
               Dual-chamber pacemakers.....     87,031      83,386
               Atrial-controlled
                ventricular pacemakers.....  1,284,396   1,528,516
               Hybrid circuits.............    254,750      58,125
               Electrode leads.............  1,810,309   1,092,974
               Other.......................     27,380      92,648
                                            ----------  ----------
                                            $4,013,409  $3,590,017
               ---------------------------------------------------

The Company received approval from the Food and Drug Administration ("FDA") for its downsized dual-chamber device at the end of September 1995. Sales of the new downsized dual-chamber device are expected to continue to have a favorable impact on domestic sales in the fourth quarter of fiscal 1996. The Company is continuing its efforts to increase its sales domestically through the recruitment of new sales representatives. Further, the Company is also continuing its efforts to obtain the CE Mark in order to re-establish its presence in the European market; and it continues to pursue other international markets.

ROYALTY INCOME. Royalty income increased 161% for the year to date fiscal 1996 as compared to the year to date fiscal 1995. Royalty income represents royalty fees from Intermedics Inc. pursuant to a License Agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Intermedics began marketing this pacing system in March 1995. The future potential royalties to be recorded over the life of the License Agreement are estimated at $3.4 million.

COSTS OF PRODUCTS SOLD. As compared to the 12% increase in sales, cost of products sold remained constant at $1.9 million for the year to date fiscal 1996 as compared the year to date fiscal 1995, resulting in an increase in the gross margin to 53% for the year to date fiscal 1996 as compared to 48% for the same period last year. Increased production levels are having a favorable impact on the Company's manufacturing costs, reducing overhead and scrap rates; further, the Company is incurring reduced per-unit manufacturing costs for the downsized generation pacers. However, these factors are being slightly offset by the less favorable margin being incurred for lead sales to Intermedics which account for 38% of sales for the year to date fiscal 1996 as compared to 24% for the year to date fiscal 1995. However, the Company also receives a $325 royalty per lead unit sold by Intermedics which incorporates the Company's single-pass technology, pursuant to the License Agreement with Intermedics.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 64% for the year to date fiscal 1996 as compared to the year to date fiscal 1995 primarily as a result of increased commission expense as a result of the support of new sales representatives; increased salary and benefits expense for new senior management and sales and marketing personnel; and increased travel expense for the new senior management and sales and marketing personnel as they recruit, train and manage the new sales force and market the Company's product at trade conventions.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. The 112% increase in engineering, research and development expenses for the year to date fiscal 1996 as compared to the year to date fiscal 1995 is a result of the Company hiring new engineering personnel to resume its developments in single-pass lead, dual-chamber operation and rate-responsive pacing, and related outside professional services for those development projects.

OTHER INCOME AND EXPENSES.    Interest expense for the year to date fiscal 1996
increased 125% as compared to the year to date fiscal 1995 as a result of higher debt balances, primarily due to the $2,885,000, 5% debenture financing, the $1 million promissory note to Intermedics, and the amortization of debt costs associated with the debenture and mortgage financings.

OPERATING TRENDS AND UNCERTAINTIES

SALES. The ability of the Company to attain a profitable level of operations is dependent upon expansion of sales volume, both domestically and internationally. The Company believes that with the commercial release of its atrial-controlled ventricular pacing system, which is a system capable of attracting a significant market share, and the introduction of its new line of smaller, more competitive pacing products, it now has the potential to improve its sales and the recruitment of sales representatives. The Company received clearance by the FDA to commercially distribute this new line of products in fiscal 1994 for its single-chamber and atrial-controlled ventricular devices. The PMA Supplement for the new dual-chamber device was submitted to the FDA in February 1995 and clearance was received in September 1995. Working capital constraints had delayed the procurement of sufficient quantities of the dual-chamber hybrid circuits to complete testing and production requirements for the submission to the FDA prior to that time. The availability of the new dual-chamber device is expected to have a favorable impact on domestic sales.

The Company's sales during fiscal 1995 had been restricted as a result of production limitations resulting from working capital constraints. However, the Company has secured financing that management believes will enable it to meet and expand its demand in the domestic market, and expand into additional international markets.

The European Community ("EC") nations have adopted universal standards in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EC which is evidenced by being granted the CE Mark. Standards for active implantable medical products were implemented January 1, 1993, with a transition period ending December 31, 1994. In order for the Company to resume the sale of its product in the EC, it must obtain certification, the CE Mark. These standards have been developed by the International Organization for Standardization ("ISO"). The Company is preparing for certification during the first quarter of fiscal 1997. From January 1, 1995, until it receives such certification, the Company will lose sales to its European distributors, to which the Company sells completed devices. However, the Company anticipates that increased sales in the domestic market will reduce the overall adverse effect of this loss of European sales. Further, the Company continues to sell hybrid circuit components to its customer in Italy and continues to export its products to Greece.

Until March 1995, the Company was the only manufacturer commercially marketing single-lead atrial-controlled ventricular pacemakers. However, Intermedics Inc., a competitor of the Company, received FDA clearance to commercially market a single-lead atrial-controlled ventricular pacemaker that it developed utilizing the Company's technology pursuant to license and supply agreements with the Company. Intermedics commenced marketing its new pacemakers in March 1995.

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

In an effort to gain competitive access to the European market, on December 20, 1995, the Company executed a Distribution Agreement (the "Agreement") with Grupo Taper, S.A., a Spanish distributor of medical and electronic products. The Agreement grants Grupo Taper exclusive rights to distribute the Company's products in Europe, the Middle East and Africa for a ten-year period, with the exception of three companies with which the Company has previously signed distribution agreements. In January 1996, the Company received a $500,000 deposit to be applied at a ratio of 50% against future sales which are anticipated to exceed 6,500 pacemakers over the next three years.

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

         None

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

         None

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on December 14, 1995, for the purposes of: (1) electing the Company's Board of Directors; (2) ratifying the appointment of BDO Seidman, LLP as the Company's independent auditors for the year ended March 31, 1996; and (3) approving an amendment to the Company's Certificate of Incorporation authorizing the issuance of up to 3,000,000 shares of preferred stock. Proxies were solicited by the Company under Regulation 14A of the Securities and Exchange Commissions' proxy rules, and there was no solicitation in opposition to management's nominees for directores listed in the Proxy Statement. A summary of the votes cast for and against each of the matters set forth in the Proxy Statement is set forth below:

---------------------------------------------------------------------
                                                     Votes     Votes
                                                      For     Against
                                                ----------------------
Election of Directors:
    Robert R. Brownlee...........................    947,896   87,394
    William H. Burns.............................    948,111   87,179
    Bart C. Gutekunst............................    947,917   87,372
    Larry Haimovitch.............................    948,328   86,961
    Alan J. Rabin................................    950,678   84,612
    Robert T. Rylee..............................    988,542   46,747
    Tracey E. Young..............................    950,206   85,084
Ratification of Independent Accountants..........  1,016,374   16,457
Authorization of an Issuance of Preferred Stock..    389,063  358,900
---------------------------------------------------------------------

The number of votes cast for the amendment to the Comapny's Certificate of Incorporation were not sufficient to approve such amendment.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
6(A).  EXHIBITS

Exhibits filed in Part II of this Report are as follows:

-------------------------------------------------------------------------------------------------------
Exhibit                                      Sequential Page Number or
Number    Description                        Incorporation by Reference to
-------------------------------------------------------------------------------------------------------
3.0      Certificate of Incorporation of     Exhibit 3.0 to Amendment No. 1 to Form S-1 Registration
         the Company, as amended             Statement filed on February 1, 1988, Registration No. 33-
                                             16490 and Form 10-K for the year ended March 31, 1990,
                                             File No. 0-14653

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

 3.2     By-Laws of the Company              Exhibit 3.1 to Form S-18 Registration Statement filed on
                                             October 16, 1985, Registration No. 33-9208

 3.3     Amendment to Bylaws                 Exhibit 3.3 to Form S-1 Registration Statement filed on
                                             March 2, 1995, Registration No. 33-89938

 4.0     Form of Common Stock                Exhibit 4.0 to Form S-1 Registration Statement filed on
         Certificate                         March 2, 1995, Registration No. 33-89938

 4.1     Form of Sales Representative        Exhibit 4.13 to Form 10-Q for the Quarter Ended
         Stock Option Agreement              September 30, 1988, File No. 0-14653

 4.2     Cardiac Control Systems, Inc.       Exhibit 4.15 to Form 8-K Current Report dated October
         5% Convertible Debenture due        11, 1994, File No. 0-14653
         October 31, 1999

 4.3     Combined 1987-1992 Non-             Exhibit 4.8 to Amendment No. 1 to Form S-1
         Qualified Stock Option Plan         Registration Statement filed on April 17, 1995,
                                             Registration No. 33-89938

 4.4     Stock Purchase Warrant dated        Exhibit 4.1 to Form 8-K Current Report, dated March 31,
         March 31, 1995 in favor of          1995, File No. 0-14653
         Sirrom Capital Corporation

  4.5    Stock Purchase Warrant, dated       Exhibit 4.2 to Form 8-K Current Report, dated March 31,
         March 31, 1995 in favor of          1995, File No. 0-14653
         Dow Corning Enterprises, Inc.

 10.0    License Agreement between           Exhibit 10.1 to Form 10-Q for the Quarter Ended
         Hughes/Bertolet and the             September 30, 1986, File No. 0-14653
         Company

 10.1    Settlement Agreement and            Exhibit 10.2 to Form 10-K for the Year Ended March 31,
         Release between Applied             1990, File No. 0-14653
         Cardiac Electro-physiology
         and the Company



-------------------------------------------------------------------------------------------------------
Exhibit                                                      Sequential Page Number or
Number              Description                            Incorporation by Reference to
-------------------------------------------------------------------------------------------------------
10.2     Amended and Restated License        Exhibit 10.19 to Form 8-K Current Report, dated April 2,
         Agreement between                   1993, File No. 0-14653
         Intermedics Inc. and the
         Company, dated April 2, 1993

10.3     Amended and Restated Supply         Exhibit 10.20 to From 8-K Current Report, dated April  2,
         Contract between Intermedics        1992, File No. 0-14653
         Inc. and the Company, dated
         April 2, 1993

10.4     Employment Agreement                Exhibit 10.24 to Form 8-K Current Report, dated October
         between Bart C. Gutekunst           11, 1994, File No. 0-14653
         and the Company, dated
         October 13, 1994

10.5     Employment Agreement                Exhibit 10.25 to Form 8-K Current Report, dated October
         between Alan J. Rabin and the       11, 1994, File No. 0-14653
         Company, dated October 13,
         1994

10.6     Employment Agreement                Exhibit 10.12 to Form 10-Q for the Quarter Ended
         between Robert S. Miller and        December 31, 1994, File No. 0-14653
         the Company, dated December
         12, 1994

10.7     Agreement between LEM               Exhibit 10.13 to Form 10-Q for the Quarter Ended
         Biomedica, s.r.l. and the           December 31, 1994, File 0-14653
         Company, dated October 1,
         1994

10.8     Agreement between the               Exhibit 10.12 to Form S-1 Registration Statement filed on
         Company and Alan J. Rabin           March 2, 1995, Registration No. 33-89938
         and Bart C. Gutekunst, dated
         July 1, 1994

10.9     Form of Indemnification             Exhibit 10.13 to Form S-1 Registration Statement filed on
         Agreement between the               March 2, 1995, Registration No. 33-89938
         Company and each Director,
         executed December 1994

10.10    Employment Agreement                Exhibit 10.14 to Form S-1 Registration Statement filed on
         between Robert R. Brownlee          March 2, 1995, Registration No. 33-89938
         and the Company dated as of
         October 1, 1994

10.11    Loan and Security Agreement         Exhibit 10.1 to Form 8-K Current Report, dated March
         between the Company and             31, 1995, File No. 0-14653
         Sirrom Capital Corporation,
         dated March 31, 1995




-------------------------------------------------------------------------------------------------------
Exhibit                                         Sequential Page Number or
Number   Description                            Incorporation by Reference to
-------------------------------------------------------------------------------------------------------
10.12    $1,500,000 Secured Promissory          Exhibit 10.2 to Form 8-K Current Report, dated March
         Note in favor of Sirrom Capital        31, 1995, File No. 0-14653
         Corporation, dated March 31,
         1995

10.13    Mortgage, Assignment of Rents          Exhibit 10.3 to Form 8-K Current Report, dated March
         and Leases, and Security               31, 1995, File No. 0-14653
         Agreement in favor of Sirrom
         Capital Corporation, dated
         March 31, 1995

10.14    Second Mortgage and Security           Exhibit 10.4 to Form 8-K Current Report, dated March
         Agreement in favor of Bart             31, 1995, File No. 0-14653
         Gutekunst, as trustee, dated
         March 31, 1995

10.15    Subordination Agreement                Exhibit 10.5 to Form 8-K Current Report, dated March
         between the Company Sirrom             31, 1995, File No. 0-14653
         Capital Corporation, and the
         Debentureholders, dated March
         31, 1995

10.16    Promissory Note and Security           Exhibit 10.16 to Form 10-Q for the Quarter Ended
         Agreement between Intermedics          September 30, 1995, File No. 0-14653
         Inc. and the Company, dated
         October 20, 1995

10.17    Amendment 2 to Supply                  Exhibit 10.17 to Form 10-Q for the Quarter Ended
         Contract between Intermedics           September 30, 1995, File No. 0-14653
         Inc. and the Company, dated
         October 20, 1995

10.18    Amendment 2 to License                 Exhibit 10.18 to Form 10-Q for the Quarter Ended
         Agreement between Intermedics          September 30, 1995, File No. 0-14653
         Inc. and the Company, dated
         October 20, 1995

10.19    Distribution Agreement between
         Grupo Taper, S.A. and the
         Company, dated December 20,
         1995

11.0     Statement re Computation of
         Income (Loss) per share

--------------------------------------------------------------------------

 6(B).  REPORTS ON FORM 8-K

     The Company did not file a current report on Form 8-K in the quarter ended December 31, 1995.

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CARDIAC CONTROL SYSTEMS, INC.
                                   (Registrant)



Date: February 13, 1996                By: /s/ Alan J. Rabin
      -----------------                    ------------------------------------
                                           Alan J. Rabin
                                           President and Chief Executive Officer



Date: February 13, 1996                By: /s/ Lauri Mitchell
      -----------------                    -----------------------------------
                                           Lauri Mitchell
                                           Controller