Form 10KSB
period 1996-03-31
CARDIAC CONTROL SYSTEMS INC
filed 1996-07-01
CIK 706507

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10-KSB
                          ____________________________

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED MARCH 31, 1996          COMMISSION FILE NUMBER   0-
                                     14653

                          CARDIAC CONTROL SYSTEMS, INC.
              (Exact Name of Registrant as specified in its charter)


               DELAWARE                                                    74-2119162
     (State or other jurisdiction of                           (I.R.S. Employer Identification Number)
     Incorporation or Organization)

     3 COMMERCE BOULEVARD, PALM COAST, FLORIDA         32164          (904) 445-5450
     (Address of Principal Executive Offices)        (Zip Code)     (Telephone Number)

                         _____________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                       None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           Common Stock, $.10 par value


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                        --    --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

     The issuer's revenues for its fiscal year ended March 31, 1996 were $7,673,523.

     The aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant on May 31, 1996 was $4,393,400 (based on the average of the closing bid and ask prices of the Registrant's common stock on May 31, 1996 of 2 7/8 and 3 3/8 respectively).

     As of May 31, 1996, 2,579,371 shares of the Registrant's common stock were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE


                                   None

                                      PART I

     ITEM 1.  BUSINESS

     GENERAL. The Company was incorporated as Supramedics on June 20, 1980 under the laws of the State of Delaware and on August 28, 1980 changed its name to Cardiac Control Systems, Inc. to more accurately reflect the business of the Company. The Company is engaged in the design, development, manufacture, marketing, and sale of implantable cardiac pacing systems. These systems consist of single-chamber, dual-chamber and single lead atrial-controlled ventricular cardiac pacemakers together with connecting ventricular electrode leads and equipment for the external programming and monitoring of the pacemakers. The Company has received classification (clearance) from the United States Food and Drug Administration ("FDA") to distribute commercially a line of single-chamber and dual-chamber pacemaker systems and a single-lead atrial-controlled ventricular cardiac pacing system. The equipment used for the external programming and monitoring of the Company's pacemaker products is usually loaned without charge to physicians and other purchasers of the Company's products. The Company's products are "medical devices" as defined by the FDA and thus are subject to Federal regulations enforced by the FDA, including restrictions on the commercial introduction of products and clinical testing requirements.

     The Company's common stock has historically been listed in the National Association of Securities Dealers Automatic Quotation System ("NASDAQ"). However, on August 29, 1991, the Company was advised by The NASDAQ Stock Market that the Company's common stock listing would be deleted effective August 30, 1991. The Company was not in compliance with the NASDAQ's capital and surplus requirement then in effect of $375,000. However, the Company is currently listed on the NASD OTC Bulletin Board Service. This service allows market makers to enter quotes and trade securities that do not meet NASDAQ qualification requirements.

     The Company has had a prior history of net losses and had experienced cash flow deficiencies and been unable to pay many of its obligations as they became due. The Company is continuing its efforts to increase its sales volume and maintain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There are many events and factors in connection with the development, manufacture and sale of the Company's products over which the Company has little or no control, including, without limitation, production delays, marketing difficulties, lack of market acceptance, and superior competitive products based on future technological innovation. There can be no assurance that future operations will continue to be profitable or will satisfy future cash-flow requirements. See "Item 6. Management's Discussion and Analysis of Financial Position and Results of Operations."

     PRODUCTS.   The Company currently manufactures and commercially distributes a line of single and dual-chamber implantable pacemakers and a single-lead dual-chamber atrial-controlled ventricular (VDD) pacing system, as well as electrode leads and programming equipment, developed by the Company. Pacemaker systems are prescribed by physicians for patients who suffer arrhythmias or impairments of the natural electrical conduction system of the heart that render the heart incapable of pumping blood throughout the body at a rate and rhythm suitable for the body's needs. The pacemaker system treats the condition by electrically stimulating the heart to restore proper rhythmic contractions of the heart muscle.

     The Company's pacemakers and electrode leads are of different dimensions encompassing 7 pacemaker models (under the tradenames MAESTRO(R) II or MAESTRO II SAVVI) and approximately 7 electrode lead models (under the tradenames
Polysafe, Unipass(R) or A-Track).   The Company's first single- and dual-chamber
pacemaker products were sold under the MAESTRO trade name. This generation of products, however, is no longer manufactured and marketed by the Company. Instead, a second generation of more streamlined single-chamber models received FDA clearance in 1993 and is being sold under the MAESTRO II tradename. The Company also received FDA clearance to market its streamlined dual-chamber pacemaker, the MAESTRO(R) Series 500 Model 533 (dual chamber DDD, unipolar) in September 1995. The Company developed and completed qualification testing of a new hybrid (the S-7) which is to be the main building block of two other 500 Series products currently under development.

     The Company  further developed a single-pass atrial-controlled ventricular
(VDD) pacing system and received FDA clearance in 1993 for two VDD models which the Company sells under the trade name MAESTRO II

SAVVI. These pacing systems were unique in the industry until a competitor of the Company (Intermedics) recently received FDA approval for its single-pass atrial-controlled ventricular pacing system. Intermedics Inc. commenced marketing its new product in March 1995. The Company licenses technology to Intermedics for the manufacture of electrode leads used with Intermedics' new system and further supplies Intermedics with those leads pursuant to license and supply agreements entered into with the Company. The Company receives income in the form of royalties and direct payment for leads under those agreements. Single lead technology research continues via cooperation with top universities investigating new functions and designs using a pig model. The review boards of the institutions which conducted the clinical studies granted approval for the acute use of these leads in the third quarter of fiscal 1996. Clinical data from such approved studies is to be used in obtaining FDA approval for expansion of these studies and ultimately market release. In conjunction with these animal studies a ventricular screw-in lead was developed and FDA submission is being prepared.

     In addition, the Company markets certain electrode leads and pacing accessories manufactured by other medical companies. Further, the Company sells hybrid circuit components pursuant to a supply agreement between the Company and an Italian manufacturer. See "Sales, Markets and Distribution Methods," below.

     The Company's products are classified as medical devices and as such are subject to extensive regulation by the FDA. All of the pacemaker systems marketed in the United States by the Company (including related electrode leads) are in commercial distribution under the FDA's 510(k) Premarket Notification regulations or Premarket Approval ("PMA") regulations. See "Government Regulations," below. Such regulations now include the ISO 9000 series of standards developed by the International Organization for Standardization (ISO) as adopted by the European Union Nations. The Company has undergone audit to ISO 9002 by the notified body TUV,. of Munich, Germany and is developing design control processes in preparation for compliance audit to ISO 9001.

     The Company's MAESTRO II anti-bradycardia cardiac pacemakers are electronically based with an integrated circuit design, and include multi-programmable single-chamber (either atrial or ventricular), and atrial-controlled ventricular pacemakers. They are non-invasively programmable to multiple operating modes and functions for prescriptive flexibility, provide a wide range of sensitivity values and incorporate programmable high- and low-frequency bandpass filters. This extensive programmability permits the physician the flexibility required to provide truly prescriptive, individualized
pacing therapy for a wide range of patients.   In fiscal 1996, the Company
introduced state-of-the-art Computer Aided Design (CAD) capability, Pro/Engineering, affording increased efficiencies and reducing costs through virtual prototyping of mechanical assemblies. The Company expects that this tool will be key to the timely development of a new pacing system project initiated by the Company's research and development group which has been planned to utilize the best of outside design forces, the Company's marketing personnel and R&D department.

     The Company's pacemakers are generally sold together with electrode leads manufactured by the Company. The Company's PolySafe electrode leads include various models of its specialized single-pass A-Track leads. The A-Track leads, developed and patented by the Company, are triaxial pacing leads in which the inner coil connects to a ventricular tip electrode for pacing and sensing in the ventricle, and the two other coils connect to two diagonal atrial bipolar ("DAB") electrodes positioned so as to provide sensing data from the atrium. The DAB electrodes transmit sensed atrial signals to the pacemaker, which then stimulates the ventricle at an appropriate rate, providing atrial-synchronous ventricular pacing, mimicking the normal action of the heart. The MAESTRO II SAVVI system incorporating the A-Track lead represents an important advance in technology, combining atrial-controlled ventricular pacing with the convenience and reliability of a single-lead implant procedure. This system is appropriate for the many patients with conduction disorders and a physiologically responsive sino-atrial node.

     The Company's electrode leads are insulated with Surethane/r/, and are manufactured using a patented coating process, rights to which are held by the Company (see "Certain Patents, Trademarks and Licenses," below). The Surethane is applied in solution to the pacing coil using a non-thermosetting coating process that results in non-stratified bonding of each layer of the Surethane upon curing and a "unitized" construction of coil and insulation. This process results in extremely slender and durable leads.

     Both of the Company's portable programmer models enable bi-directional communication between the clinician and the implanted pacemaker. Programming and telemetry messages are transmitted to the pacemaker via a lightweight wand. Prior to transmitting a new program to the pacemaker, the programmer automatically provides validation of the selected mode/parameter value combination as a safety step. One model incorporates an integral printer, and the other provides for connection of a printer, for generating hardcopy records. Both provide for connection of a stripchart recorder, for generating hardcopy records of EGM telemetry data. A programmer carrying the CE mark label, as required in Europe, has been developed. In parallel, the Company has, under development, a new programmer incorporating computer technology with the ever present need for ease-of-use.

     SALES, MARKETS AND DISTRIBUTION METHODS. The primary markets for the Company's products are hospitals, other medical institutions, and physicians both in the United States and abroad. The Company currently markets its products primarily through independent sales representatives in the United States and independent distributors in the international markets. Also, the Company sells hybrid circuit components to an Italian manufacturer. Independent representatives are paid by commission; independent distributors generally purchase the Company's products at discounted prices. The Company advertises in scientific publications and also uses trade shows and convention demonstrations, direct mail advertising, telephone solicitations and direct sales to selected customers as part of its marketing efforts.

     Pricing of the Company's products is generally similar to that for competing products. The Company focuses its marketing attention on the technological advantages of its pacemakers rather than on price considerations. The Company bases its appeal to physicians on the Company's belief in the relative simplicity with which its reliable and therapeutically effective pacemaker systems can be implanted, programmed and monitored. The Company focuses its marketing attention on the issue of price sensitivity only when necessary. For example, under Medicare legislation, the amount of reimbursement that a hospital and a physician receive from Medicare for a pacemaker implant does not vary with the cost of the implanted pacemaker, and the Company must consider this in its pricing decisions. See "Government Regulations," below.

     The Company maintains inventories of pacing systems at many hospitals to facilitate the immediate availability of these products when required. In addition, the Company's independent sales representatives hold a supply of pacemaker systems on consignment. The majority of the Company's sales in the United States are filled by withdrawing products from consigned inventories, whereupon the hospital is billed for the product.

     Independent sales representatives, organizations and distributors selling the Company's products are free to sell products not produced by the Company that do not compete with the Company's products. As of March 31, 1996, 20 independent sales representatives (or organizations) are actively selling the Company's products in the United States. The Company has executed long-term contracts with most of its sales representatives in the United States. Generally, the contractual agreements executed between the Company and its independent sales representatives provide each representative the exclusive right to sell the Company's products in a specified area of the United States for a three- or five-year period, are renewable for a second three- or five-year term, and provide the Company with certain termination rights.

     The Company's operations, sales and ability to attain a profitable level of operations are dependent upon maintaining the contractual relationships with its principal sales representatives and upon on-going expansion of their business volume. Termination of any of these contractual agreements between the Company and its key independent sales representatives would have a material adverse effect on the Company's sales volume and operations. Furthermore, the Company's ability to maintain a profitable level of operations would be adversely affected if the Company's sales representatives are unable to expand the volume of their business.

     The Company also currently exports its hybrid circuit components to Italy. In the past, the Company exported assembled products to distributors in Greece, the Netherlands, Spain, Germany, Japan and Hong Kong; however, as of January 1, 1995, the Company is currently not selling its assembled products in those countries that are members of the European Union ("EU"), pending the Company's completion of Certification under the Active Implantable Medical Device directive ("AIMD") by the European Union. The lack of AIMD Certification, however, does not prevent the Company from selling components to the EU nations. The Company is currently selling components to a manufacturer in Italy and anticipates pursuing other European markets for distribution of its components. See "Government Regulations" below. The Company is not currently exporting products to the Far East. The Far East distributor has not yet received approval to distribute the Company's MAESTRO II products in the Far East.

     On December 20, 1995, the Company signed a distribution agreement with Grupo Taper, S.A. of Madrid, Spain under which, subject to certain pre-existing distribution agreements, Grupo Taper is the sole agent for the purchase, import and distribution and sales of the Company's product in Europe and certain specified non-European countries. The agreement is for an initial term of ten
(10) years and will automatically renew for a five (5) year period unless terminated by either party upon six month's prior notice.

     During the year ended March 31, 1996, two of the Company's independent sales representatives each accounted for in excess of 10% of the Company's sales and, in aggregate, accounted for $1,787,118 (34%) of the total. With the exception of Intermedics Inc., as disclosed below, during the years ended March 31, 1996 no single domestic or international customer accounted for in excess of 10% of the Company's sales. Accordingly, the Company does not believe that the loss of any single customer in the United States, excluding Intermedics Inc., would have a material adverse effect on its business. However, the Company's ability to maintain a profitable level of operations is dependent upon its ability to increase its sales volume. Therefore, the loss of any important customer in the United States could unfavorably impact the Company's sales volume and its ability to maintain a profitable level of operations. See "Item
6. Management's Discussion and Analysis of Financial Position and Results of Operations."

     On October 1, 1994, the Company executed an agreement with LEM Biomedica s.r.l. (LEM), an Italian manufacturer, to supply LEM with the Company's proprietary hybrid circuits for a period of two years. LEM is using these circuits to manufacture implantable pacemakers under the LEM trade name. This agreement covers the Company's hybrid circuits for single-chamber, dual-chamber
and single-lead atrial controlled ventricular (VDD) pulse generators.   The
Company had been selling pacemaker sub-assemblies to LEM for three years pursuant to a previous supply agreement that expired in November 1994. Pursuant to the terms of the original Agreement, LEM provided equity financing of $500,000 with the purchase of 71,428 shares of the Company's Common Stock. This represents approximately 2.8% of the total outstanding shares of the Company.

     On August 1, 1990, the Company executed a License Agreement and a Supply Agreement with Intermedics Inc., a subsidiary of Sulzer Brothers Limited. The License Agreement provided initial fees to the Company aggregating $1.5 million. The License Agreement also provided for the payment of royalties to the Company based upon net sales of Intermedics products incorporating the licensed (single-pass lead) technology. On April 2, 1993, the Company amended and restated its License Agreement and Supply Contract with Intermedics Inc. The Amended and Restated License Agreement provided for the prepayment of $850,000 in royalties to the Company. The prepayment will be applied against future royalties at a rate of 2/1 per pacing system sold, reducing the potential aggregate royalties to be received over the life of the Agreement from $7,031,250 to $6,181,250. Further, pursuant to a subsequent amendment, a $100,000 prepayment of future royalties was received in February 1994, to be applied against the next 1,000 pacing systems sold at a rate of $100 per unit. The Supply Contract which was to expire on July 31, 1993, has been extended until August 1, 1998, and provides for the Company to supply its specialized single-pass leads to Intermedics Inc. for three years at specified prices. Sales to Intermedics Inc. accounted for 37% of sales for the year ended March 31, 1996. (See Note 8 "Segment Data and Significant Customers" of the Notes to Financial Statements).

     Historically, the Company encountered many difficulties in connection with its efforts to develop a distribution network of independent sales representative in the United States large enough to attain enough sales to generate profitability. The Company believes that these difficulties are attributable to the Company's lack of visibility and the competitive environment, and, most important the Company's financial position. However, the Company believes that the capital infusion received from its private placement of Debentures, the satisfaction of the DCE mortgage, and with new management in place providing expertise in corporate finance, sales and marketing, and research and development, the Company will be able to expand its distribution. Further, the Company estimates its market share of pacing products to be less than 1%. Because the estimated pacing systems market is $1.8 billion, the Company considers the market large enough to accommodate the Company's products.

     The Company believes that, with its new-generation single-chamber MAESTRO II and single-lead dual-chamber MAESTRO II SAVVI pacing systems and with the additional financing, it has the potential to increase its sales volume in the United States and expand into other international markets.

     PRODUCT WARRANTIES. The Company's pacemakers and electrode leads are covered by a limited warranty. Specific terms and conditions of the warranty vary according to the model. Generally, however, pacemaker warranties extend from 5 to 6 years, and pacing lead warranties continue for the patient's lifetime. All warranties provide for replacement with a comparable Company product and for partial reimbursement of medical expenses not covered by third parties.

     CERTAIN PATENTS, TRADEMARKS, AND LICENSES. The Company obtains licenses from others that it deems necessary to its business, and its policy is to obtain patents on its inventions whenever practical. Technological advance has been characteristically rapid in the industry in which the Company competes, and the Company does not believe its business is materially dependent upon any individual patent or license. However, should certain of the Company's licenses be terminated for any reason, the Company's operations and competitive ability could be adversely affected.

     On June 12, 1984, Mr. Robert R. Brownlee, a Director and Senior Executive Vice President of the Company, assigned all rights, title and interest in United States Patent No. 4,585,004, titled "Heart Pacing and Intracardiac Electrogram Monitoring System and Associated Method," to the Company. The patent, issued on April 29, 1986, applies to the specialized A-V Data/r/ ventricular leads developed by the Company.

     On November 14, 1985, all rights, title and interest in United States Patent No. 4,726,379, titled "Cardiac Pacer with Switching Circuit for Isolation," were assigned to the Company by two of its employees. The patent, issued on February 23, 1988, applies to bipolar dual-chamber pacing methods.

     On June 28, 1988, Mr. Robert R. Brownlee, a Director and Senior Executive Vice President of the Company, assigned all rights, title and interest in United States Patent No. 4,962,767, titled "Pacemaker Catheter" to the Company. The patent, issued on October 16, 1990, applies to the A-Track electrode leads used with the Company's SAVVI pacing system.

     On December 12, 1988, all rights, title and interest in United States Patent No. 4,907,592, titled "Self-Sealing Connector for Electrical Leads for Use in Wet Environments," were assigned to the Company by one of its employees. The patent was issued on March 13, 1990.

     On August 15, 1990, Mr. Robert R. Brownlee, a Director and Senior Executive Vice President of the Company, assigned all rights, title and interest in United States Patent No. 5,127,403, titled "Pacemaker Catheter Utilizing Bipolar Electrodes Spaced in Accordance to the Length of a Heart Depolarization Signal" to the Company. The patent, issued on July 7, 1992, applies to the A-Track electrode leads used with the Company's SAVVI pacing system.

     The Company has obtained from Howard C. Hughes and Roy D. Bertolet, the latter an employee of the Company, an exclusive license to an extrusion technique for coating pacemaker leads and other wires with polyurethane, for which a patent was granted on February 5, 1985. The term of the license corresponds to the life of the patent, which expires on February 4, 2002. The license provides for payment of royalties for each contract year based on a percentage of net sales of products produced using the licensed technology. On June 30, 1994, the license became non-exclusive. Further, on March 29, 1993, the licensor executed a sublicense agreement with the Company, pursuant to which the Company granted a limited sublicense allowing Intermedics Inc. to use the extrusion technique to manufacture leads pursuant to the terms of the Amended and Restated License Agreement between the Company and Intermedics Inc. On April 1, 1996 the Company again became the exclusive licensee of this technology.

     The Company uses various trademarks with its product lines. The MAESTRO trademark, used with the Company's pacemakers and programmers, has been registered with the U.S. Patent and Trademark Office. The Company's trademarks PolySafe, A-Track, A-V Data, TriFix, Trabeculok, SAVVI, DAB, and Surethane are unregistered trademarks of the Company.

     RESEARCH AND DEVELOPMENT. The Company expended $698,000 and $390,000 on research and development activities during the years ended March 31, 1996 and 1995 respectively. Research and Development activity has resulted in FDA approval in September 1995 of the MAESTRO/(R)/ Series 500 Model 533 (dual chamber DDD, unipolar) pulse generator. The R&D group successfully developed and completed qualification testing of a new hybrid (the S-7) which is to be the main building block of two other 500

Series products currently under development (the model 534 and 535). In addition to finalizing the two new models, the Company has undertaken the design and development of a new pacing system. This development will utilize state-of-the-art CAD capabilities, will capitalize upon outside design forces and exploit appropriate aspects of computer technology. Such exploitation is evidenced by the development of a Graphical User Interface (GUI) programmer (currently in prototype) yielding a state-of-the-art programmer addressing the need for ease-of-use in pacing system programming. The new system is aimed at competing in the dual chamber, rate responsive market while capitalizing on the parallel developments of the single lead technology of the Company.

     RAW MATERIALS AND PRODUCTION. Although the Company endeavors to have alternative supply sources for parts and materials used in manufacturing its products, single sources are used for certain critical materials, including medical adhesives, integrated circuits, hybrid microelectronic circuitry, lithium batteries, various other components, and a material used to produce Surethane. The loss of any one of these single sources or significant delivery delays could cause a costly delay in production. Although the Company believes that various design or material alternatives could be used, that could prove time-consuming and could require notification to and clearance by the FDA.

     Two of the Company's principal suppliers of materials used in electrode lead production, Dow Corning Corp. and E.I. Du Pont De Nemoirs & Company, have indicated that they will no longer supply their materials to the medical device industry for implantable devices. The Company has identified alternate sources for the Dow Corning materials and has qualified and submitted a notification to the FDA. The FDA acknowledged receiving the Company's notification and indicated that, unless otherwise notified by the FDA, the alternate materials identified in the notification may be used in the Company's products in place of the comparable Dow Corning materials. The Company has pursued alternate sources for the E.I. Du Pont De Nemoirs material and has been successful in developing a material currently undergoing final qualification testing. This qualification testing includes both biocompatibility and compatibility with current manufacturing methodologies.

     Suppliers of custom Application Specific Integrated Circuits (ASIC's) have advised the Company that the technology used to produce these IC's will no longer be supported. As such, the Company placed one last bulk order to ensure the availability of sufficient IC's to satisfy projected demands for product. The new pacing system under development will realize appropriate ASIC's for the new system obviating the need for perpetual supply of the currently used ASIC's.

     The Company's products are manufactured by the Company under closely controlled environmental conditions with processes developed by engineering personnel and monitored by quality assurance personnel. These processes are designed to be consistent with the Good Manufacturing Practices ("GMP") regulations audited by the FDA. In addition, the Company has undergone audit to ISO 9002 by the notified body TUV of Munich, Germany, and is developing design control processes in preparation for compliance audit to ISO 9001.

     INSURANCE. The Company maintains what it believes to be an adequate amount of comprehensive general liability insurance and what it believes to be a reasonable amount of products liability coverage. No assurance can be given that the products liability coverage will be sufficient to protect the Company's assets against claims by users of its products or that the Company will be able to maintain such coverage (or obtain additional coverage) in the future at reasonable premium rates or at all, in which case its assets will be at risk in the event of successful claims by users of its products. Furthermore, the Company's liability coverage may not cover costs incurred by the Company under its product warranties (see "Product Warranties," above) or costs incurred by the Company in the event of a product recall.

     The Company has no pending, threatened or actual claims as of this date, nor is the Company aware of any current circumstances that might give rise to such claims. However, the Company could be exposed to possible claims for personal injury or death resulting from the sale or subsequent malfunction of allegedly defective products.

     EMPLOYEES. As of May 31, 1996, the Company employs 78 persons full-time, including management.

     GOVERNMENT REGULATIONS. The activities of the Company in developing, producing and marketing medical devices are subject to regulation by the FDA and, in some instances, by state and foreign governmental authorities.

       Federal Regulations.  In the United States, the FDA, among other
       -------------------
government agencies, is charged with regulating the introduction to the marketplace of new medical devices, related manufacturing and laboratory practices, and labeling and record keeping for such devices. The FDA has the authority to ban, detain or seize "adulterated or misbranded" medical devices, and may also order repair, replacement or refund and require notification of health professionals and others with regard to medical devices that present unreasonable risks or substantial harm to the public health. The FDA may also proceed through court action to enjoin and restrain or initiate action for criminal prosecution of certain violations of the Federal Food, Drug and Cosmetic Act, as amended, pertaining to medical devices.

     Most implantable cardiac pacemakers fall within a category for which the FDA has stringent clinical investigation and premarket clearance requirements. Such regulation tends to lengthen the time for introducing new products in the United States, and to increase the expense of developing and marketing such products. Moreover, the FDA administers certain controls over approvals for exporting such devices from the United States.

     FDA regulations require a company to file a 510(k) Premarket Notification for certain products demonstrating that the products are substantially equivalent to products that were introduced into interstate commerce for commercial distribution before May 28, 1976 (pre-enactment devices) or to products which the FDA has already found to be substantially equivalent to pre-enactment devices. The FDA has also issued regulations for the premarket approval ("PMA") of medical devices that are not substantially equivalent to pre-enactment devices (such as the Company's dual-chamber and single-lead atrial-controlled ventricular devices). These must be cleared for commercial distribution through a PMA submission or a PMA supplement. The regulations will eventually require a PMA submission for all products (such as the Company's single-chamber devices) previously cleared for commercial distribution through premarket notifications. Prior to seeking PMA clearance for a medical device, a company is generally required to complete a clinical evaluation in accordance with Investigational Device Exemption ("IDE") regulations. The time and expense associated with the clinical investigation and premarket clearance requirements of the FDA are substantial.

     Many of the new products developed by the Company in the future will most likely be subject to the IDE and/or PMA regulations of the FDA. Accordingly, the Company will continue to devote significant time to the FDA regulatory process leading to FDA market clearance of products developed by the Company in the future.

     FDA regulations require the Company to register its manufacturing establishment with the FDA, list all medical devices that are manufactured and distributed by the Company, observe certain production and labeling standards and submit to unscheduled inspections by the FDA. Other FDA regulations relate to repair and replacement of devices; refund of purchase price and notification of risks; record keeping and reporting; and restrictions on the sale, distribution or use of certain devices.

     The FDA has recently implemented product tracking and electrode lead post-market surveillance regulations. These regulations require the Company to track and maintain information regarding the location of product not in its direct possession. The post-market surveillance regulations require the Company to collect and analyze clinical data to complete product longevity analysis. The expense to the Company to meet these regulations is yet undetermined as the protocols to implement these regulations are still under review. This expense could be material.

     The average pacemaker recipient in the United States is of advanced age. Most pacemaker recipients thus are eligible for Medicare. Therefore, in addition to FDA and similar foreign regulations, the Company may also be affected by changes in the laws and regulations relating to Medicare.

       State Regulation. In addition to federal law, the Company is subject to
       ------------------
the Florida Drug and Cosmetic Act. In particular, the Company is required to maintain a permit to operate a medical device manufacturing facility and must register its medical devices with the appropriate Florida authority. All such required permits have been received, and registrations made, by the Company.

       European Regulation.  In addition to federal and state law, the European
       --------------------
Union ("EU") nations have adopted universal standards in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EU which is evidenced by being granted the CE Mark. Standards for implantable medical products were implemented January 1, 1993, with a transition period ending December 31, 1994, however, the Company did not obtain certification, the CE Mark, by the deadline.

     The EU has adopted voluntary quality system standards developed by the International Organization for Standardization ("ISO") as one means of securing the CE Mark. To gain the CE Mark the Company must demonstrate conformance with the applicable ISO standard for quality systems or conduct third party testing of its products. Alternatively, the Company may elect to combine a demonstration of ISO conformity with selective product testing to secure the CE Mark. The Company is presently operating under Good Manufacturing Practices ("GMP") as set forth by the FDA. These practices are similar to the ISO standards but not quite as extensive. Since the Company was unable to obtain certification by January 1, 1995, its sales of assembled products to the EU market have been suspended. The Company is not required to have the CE Mark in order to sell components in Europe and is selling pacemaker components to a manufacturer in Italy under a three-year agreement with that company. The Company successfully passed an audit of its Quality System to the ISO 9002 in April/May 1996. The audit was conducted by a registered Notified Body of the European Union and represents the completion of one critical step in securing the CE Mark. The final steps of product testing and review of technical documentation are in the final phase by the Notified Body at this writing. Certification of the Quality System and of product test results and technical documentation is imminent; however, until certification is issued by the Notified Body the Company's products may not be sold in the European Union countries.

     WORKING CAPITAL. The Company is required to carry significant amounts of inventory in order to meet rapid delivery requirements of customers and assure itself a continuous supply of key components and parts from its suppliers. There is also a several-month lead time between the time that the Company acquires parts until such time that a product is completed and available for sale. In addition, a portion of the Company's business is related to consignment business where the Company provides customers with the right to return products that are not implanted or sold. Accordingly, inventory management is an important business concern both with respect to the Company's liquidity and due to the potential for rapidly changing business conditions and technological advances within the industry.

     COMPETITION IN THE INDUSTRY. The Company competes with many other domestic and foreign companies, many of which have significantly greater financial and other resources than the Company. The industry is currently dominated by Medtronic, Inc.; Intermedics Inc. (which has been acquired by Sulzer Brothers Limited); Telectronics Pacing Systems, Inc. (a division of Pacific Dunlop); Cardiac Pacemakers, Inc. (a division of Guidant Corporation); and Pacesetter Systems, Inc. (a division of St. Jude Medical, Inc.). Although many of the larger companies have a group of loyal physicians who use their products exclusively, most physicians use more than one pacemaker supplier.

     Technological innovation and sales ability are important with respect to market entry and penetration. The Company believes that the primary competitive factors in the marketplace today, given competing products with similar capabilities, are product reliability, product capability, design characteristics, longevity, service, technical support provided by the manufacturer, product warranty and price, and credibility of the Company. Nevertheless, the Company's products are subject to the risk of being rendered obsolete by the introduction of new products or techniques by others.

     Some of the conditions and diseases that the Company's pacemakers are designed to treat may, in certain cases, also be treated by drug therapy. The Company does not deem itself to be in substantial direct competition with pharmaceutical companies because, at present, drug therapy is only infrequently a viable alternative to use of a pacemaker. However, new drugs and methods of therapy that might compete with the Company's pacemaker products may be developed by pharmaceutical or other health care companies. Many such companies are larger than the Company and possess more substantial research facilities and other resources.

     Companies that are already well established can be expected to protect their existing market shares. This is coupled with increasing marketing costs under heavier competition, and escalating regulatory burdens. In addition, there is an overriding necessity to increase research and development expenditures in order to remain competitive.

ITEM 2.   PROPERTY OF THE COMPANY

     The Company owns and occupies a 50,000 square-foot building on 4.11 acres of land in Palm Coast, Florida. The facility houses the Company's headquarters and its research and development, manufacturing, administrative and marketing divisions. The facility includes a 3,000 square-foot controlled environment area for the manufacture of the Company's medical products, and 18,000 square feet of unimproved space that is not in use. The production capacity of the Company's existing facility is greater than current production levels and should be sufficient to meet the Company's needs for at least the next several years.

     As of March 31,1995, the Company retired its obligation to Dow Corning Enterprises, Inc. ("DCE"), a wholly owned subsidiary of Dow Corning Corporation, pursuant to which DCE released the Company from its Investment Agreement with DCE, the secured promissory note, and the DCE mortgage encumbering the Company's premises. The Company had been in default of its $1.75 million mortgage note payable to DCE and owed DCE approximately $2.65 million in principal and accrued interest as of March 31, 1995. The Company accomplished the debt reduction through a $1.5 million Loan and Security Agreement dated March 31, 1995 from Sirrom Capital Corporation, a Tennessee corporation ("Sirrom") from which the Company paid DCE $1 million and gave DCE a warrant for the Company's common stock. In return, DCE forgave approximately $1.65 million of debt and accrued interest.

     In respect of the new financing, Sirrom holds a first mortgage on the Company's premises and a first lien against all of the Company's real and personal property (including patents and royalties) but, excluding inventory and accounts receivable. (See Note 5 - "Notes and Debt Obligations" of the Notes to Financial Statements.)

     ITEM 3.   LEGAL PROCEEDINGS

     On January 4, 1994, a financial brokering firm filed suit against the Company in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida (the "Court"), alleging that the Company had breached certain contractual duties and obligations arising from an agreement (the "Agreement"), dated October 16, 1992. The suit requests a judgment requiring the Company to deliver warrants to purchase 15% of the Company's common stock, and damages in excess of $15,000. The Company has denied liability and filed a counterclaim alleging that the brokering firm fraudulently induced the Company into the Agreement then breached the Agreement and certain fiduciary duties. Management plans to vigorously defend the lawsuit and pursue its counterclaims.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 21, 1996, the holders of the $2,885,000 5% Convertible Debentures were requested to state whether they elected to convert 100% of their debentures to shares of Common Stock in the Company at a conversion price of one share of Common Stock for each $2.80 of outstanding principal. As of March 31, 1996, the holders of over 75% of the principal outstanding of the Company's 5% Convertible Debentures elected to convert their Debentures into Common Stock of the Company.
Section 2 (b) (iii) of the Debenture Instrument provided for automatic conversion of all Debentures in the event holders of 66 % in principal amount of the Debentures outstanding have converted their Debentures into the Company's Common Stock. Thus all the 5% Convertible Debentures outstanding were automatically converted into the Company's Common Stock effective March 31, 1996 at the conversion price of one share of Common Stock for each $2.80 in outstanding principal.

                                    PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     MARKET INFORMATION. The Company's common stock has historically been listed in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). However, on August 29, 1991, the Company was advised by The NASDAQ Stock Market that the Company's common stock listing would be deleted effective August 30, 1991. The Company was not in compliance with the NASDAQ's capital and surplus requirement then in effect of $375,000. However, the Company is currently listed on the NASD OTC Bulletin Board Service under the symbol "CDCS". This service allows market makers to enter quotes and trade securities that do not meet NASDAQ qualification requirements.

     The high and low closing bid prices for the Company's common stock for each of the quarters during the years ended March 31, 1996 and 1995 were as follows:

          ---------------------------------------------------
                                                 High    Low
          ---------------------------------------------------
          YEAR ENDED MARCH 31, 1996
             Fourth Quarter...................   3 7/8  2 5/8
             Third Quarter                       3 3/8      2
             Second Quarter...................   4 5/8  3 3/8
             First Quarter....................   4 1/8  3 3/8

          YEAR ENDED MARCH 31, 1995
             Fourth Quarter...................   3 1/2      2
             December 13 - December 31, 1994     2 1/2      1
             October 1 - December 12, 1994       15/32    1/8
             Second Quarter...................     3/8    1/8
             First Quarter....................   17/32    1/8



These quotations represent prices between dealers in securities; they do not include retail mark-up, mark-downs or commission, and do not necessarily represent actual transactions. The quotations for the first and second quarters in the year ended March 31, 1995 have not been adjusted for the one for seven reverse stock split effectuated on December 13, 1994.

          HOLDERS. As of May 31, 1996, there were approximately 623 holders of record of the Company's common stock.

          DIVIDENDS. The Company has not declared or paid any cash dividends on its common stock and has no present plans to pay cash dividends in the foreseeable future and intends to retain earnings for the future operation and expansion of the business. Any determination to declare or pay dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, any contractual restrictions, considerations imposed by applicable law and other factors deemed relevant by the Board of Directors. Currently there are no contractual restrictions on the Company's ability to pay or declare dividends; however, the Company must give advance notice of such event to Sirrom Capital Corporation ("Sirrom") under the terms of Sirrom's warrant. See Note 6 - Stockholders' Equity (Deficit) -Common Stock Purchase Warrants, of the Notes to Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY

     The Company's financial position was reinforced by the proceeds of the $1,000,000 promissory note, executed on October 20, 1995 with Intermedics Inc., and a distribution agreement entered into in March 1996 with Grupo Taper, S.A. of Madrid, Spain. The Intermedics loan is repaid at a given ratio of electrode lead sales to Intermedics. The balance of principal and the accrued interest outstanding pursuant to the Intermedics promissory note at March 31, 1996 were $807,283 and $9,212. Under the terms of the distribution agreement, Grupo Taper
made an advance payment of $500,000 on initial inventory to be purchased.   As
consideration for the distribution agreement, Grupo Taper made an additional payment of $500,000 in respect of the purchase of 100,000 shares of common stock in CCS and warrants for the purchase of 100,000 further shares of common stock in CCS. The Company's liquidity was strengthened on March 31, 1996 by the conversion of $2,885,0000 5% Convertible Debentures into 1,030,352 shares of common stock in CCS; the Debenture interest expense through the date of the conversion was satisfied by the issuance of 51,660 shares of common stock in CCS.

     Cash used by operations during fiscal 1996 approximated $253,000. Capital expenditures and repayment of debt obligations during fiscal 1996 approximated $403,000 and $308,000 respectively. Net proceeds from the issuance of stock approximated $329,000. Proceeds from notes and debt obligations payable approximated $1,068,000. Overall, positive cash flow for fiscal 1996 approximated $500,000.

     Cash used by operations during fiscal 1995 approximated $1,598,000. Capital expenditures and repayment of debt obligations during fiscal 1995 approximated $309,000 and $1,227,,000, respectively. Proceeds from the issuance of stock aggregated $9,000; short-term borrowings during fiscal 1995 aggregated $40,000; and long-term borrowings aggregated $4,135,000. Overall, positive cash flow for fiscal 1995 approximated $561,000.

     The Company has no significant commitments for the acquisition of capital assets. It has, however, entered into material commitments pursuant to certain inventory procurement contracts that aggregate approximately $988,000 at March 31, 1996. (See "Note 9 - Commitments and Contingencies" of the "Notes to Financial Statements").

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED  MARCH 31, 1995

     OVERVIEW.    The Company's total revenues for fiscal 1996 increased 34% to
$7.7 million compared to $5.7 million for fiscal 1995. Sales increased from $4.8 million to $5.3 million, and Royalties increased from $0.9 million to $2.4 million for fiscal 1996 as compared to fiscal 1995. Royalty income represents royalties from Intermedics Inc. pursuant to a License Agreement between the Company and Intermedics. The increase in revenue, partially offset by a 31% increase in total costs to $7.5 million as compared to $5.7 million in fiscal 1995, resulted in an increase in operating income for fiscal 1996 to $159,486 as compared to $13,564 for fiscal 1995. Interest expense in fiscal 1996 increased 116% to $672,303 as compared to $311,313 in fiscal 1995, due to the full year effect of the 5% interest on the debenture financing raised during the third quarter of fiscal 1995, the interest on the Intermedics, Inc. promissory note executed on October 20, 1995, (see the next following paragraph), and the amortization of debt costs, which increased to $219,775 in fiscal 1996 from $30,142 in fiscal 1995. Other Income increased in fiscal 1996 to $234,600 as compared to $928 in fiscal 1995 due principally to taking a prior year deposit of $75,000 into income and $159,500 arising from a gain on the sale of a European distribution agreement to Grupo Taper. The pretax loss before extraordinary gain of $261,505 in fiscal 1996, is comparable to pretax loss of $281,817 before extraordinary items in fiscal 1995.

     On October 20, 1995, the Company executed a promissory note for the principal amount of $1,000,000 with Intermedics Inc. to assist the Company in meeting the demand of Intermedic's future electrode lead orders pursuant to the Supply Contract between Intermedics and the Company. The loan is being repaid at a given ratio of lead sales to Intermedics. The note bears interest at 24.5% annually and is secured by future proceeds from sales to Intermedics and royalties to be received from Intermedics pursuant to the Licence Agreement with Intermedics. Any unpaid principal and accrued interest will be due and payable September 1, 1998. The balance of principal and the accrued interest outstanding pursuant to the Intermedics promissory note at March 31, 1996 were respectively $807,283 and $9,212.

     SALES.   Total sales in the year ended March 31, 1996 increased by 10%, but pacer unit sales decreased 33%. The decrease was directly attributable to the Company's inability to sell in Europe because of lack of ISO and CE approval in 1996 and an agreement with LEM Biomedica to purchase hybrids instead of completed pacemakers. The decrease in pacer unit sales was partially offset by an increase of 25% in pacer average selling prices due to the preponderance of pacer sales in the year having occurred within the USA domestic market, where selling prices are higher than in the European market. The decrease in pacer unit sales was also offset by an increase of 44% in unit sales of electrode leads and an increase of 294% in unit sales of hybrid circuits to an Italian manufacturer, LEM Biomedica.

     Sales by geographic area for  fiscal 1996 and 1995 are as follows:

                     -----------------------------------------
                     Geographic Area       1996        1995
                     -----------------------------------------
                     United States..... $4,720,457  $3,931,299
                     Europe............    601,366     886,563
                                        ----------------------
                                        $5,321,823  $4,817,862
                     -----------------------------------------

     The Company's domestic sales for fiscal 1996 increased by 22% over those achieved in fiscal 1995. An increase of 3% in pacer unit sales was partially offset by a decline of 1% in average selling prices; unit sales of electrode leads increased by 46% and values were enhanced by an increase of 7% in average selling prices, resulting in an increase of 56% in the sales values of this product line.

     Sales by product line (including product assemblies) for fiscal 1996 and 1995 are as follows:

      ------------------------------------------------------------------
      Product Line                                   1996        1995
      ------------------------------------------------------------------
      Single-chamber pacemakers.................  $  757,048  $  968,842
      Dual-chamber pacemakers                        135,206      83,386
      Atrial-controlled ventricular pacemakers..   1,671,439   2,013,820
      Hybrid circuits...........................     363,625      95,750
      Electrode leads...........................   2,359,879   1,532,106
      Other.....................................      34,626     123,958
                                                 -----------------------
                                                  $5,321,823  $4,817,862
      ------------------------------------------------------------------

     The Company has executed a Distribution Agreement in respect of Europe with Grupo Taper S.A. of Madrid, Spain and has completed an EN ISO 9002/EN 46002 quality systems audit, conducted at CCS by TUV Product Service of Munich, Germany, and expects to be granted the right to use the CE Mark during the first quarter of fiscal 1997. The Company expects that these activities will enable the Company to re-enter the European market with finished product.

     ROYALTY INCOME. Royalty income represents royalty fees from Intermedics Inc. pursuant to a License Agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. The future potential royalties to be recorded over the life of the Agreement are estimated at $2.7 million.

     COSTS OF PRODUCTS SOLD. Cost of products sold in fiscal 1996 was $2,551,413, compared to $2,495,673 in fiscal 1995, representing an increase of 2% as compared with the increase of 10% in sales, which improved the gross margin from 48% to 52%. Increased production levels continue to have a favorable impact on the Company's manufacturing costs.

     SELLING, GENERAL  AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses were $3,968,000 in fiscal 1996, representing a 46% increase from $2,711,923 for fiscal 1995. Selling expenses were $2,071,109 for fiscal 1996 compared to $1,185,786 for fiscal 1995, representing an increase of 75%, in order to support the full year costs of the new selling organization required to promote the recognition of the Company and the acceptance of its products in the market. Management considers that the continuing viability of the Company is largely dependent upon achieving sufficient volume of sales at margins adequate to support the ongoing costs of administration and the Company's Engineering, Research and Development program. General and administrative expenses increased from $1,526,137 in fiscal 1995 by 24% to $1,896,891 in fiscal 1996 due to the full year effect of the higher level of salary expense first reported in respect of fiscal 1995.

     ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES.   Engineering, research and
development expenses increased from $506,377 in fiscal 1995 by 96% to $994,624 in fiscal 1996 due to expansion of resources and expansion of continued development in single pass leads, dual chamber operation, rate responsive pacing and a replacement programmer.

     OTHER INCOME AND EXPENSES.   Interest expense increased from $311,313 in
fiscal 1995 to $672,303 in fiscal 1996 as a result of the full year effect of 5% interest on $2,885,000 Convertible Debentures, interest on the Intermedics' promissory note dated October 20, 1995 in the sum of $1,000,000 and amortization of debt costs which increased to $219,775 in fiscal 1996 compared to $30,142 in fiscal 1995, largely as a result of an amortization charge in the sum of $139,500 in respect of warrants issued to Sirrom Capital Corporation in consideration of the secured loan of $1,500,000 granted on March 31, 1995 and the amortization during fiscal 1996 of $66,684 related to the cost of raising
$2,885,000 in 5% Convertible Debentures.   Other income in the sum of $234,600
during fiscal 1996 largely comprised taking a prior year deposit of $75,000 into income and $159,500 in respect of the gain on the sale of a European distribution agreement to Grupo Taper, S.A.

OPERATING TRENDS AND UNCERTAINTIES

     SALES. The ability of the Company to maintain a profitable level of operations is dependent upon expansion of sales volume, both domestically and internationally and continued development of new, advanced products. The Company believes that with the commercial release of its atrial -controlled ventricular pacing system, which is a system capable of attracting a significant market share, and the introduction of its new line of smaller, more competitive pacing products, it now has the potential to improve its sales and the recruitment of sales representatives. The Company received clearance by the FDA to commercially distribute this new line of products in fiscal 1994 for its single-chamber and atrial-controlled ventricular devices.

   The European Union (EU) nations have adopted universal standards in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EU which is evidenced by being granted the CE Mark. Standards for active implantable medical products were implemented January 1, 1993, with a transition period ending December 31, 1994. In order for the Company to continue to sell its product in the EU, it must obtain certification, the CE
Mark.   The Company successfully passed an audit of its Quality System to the
ISO 9002 in April/May 1996. The audit was conducted by a registered Notified Body of the European Union and represents the completion of one critical step in securing the CE Mark. The final steps of product testing and review of technical documentation are currently in the final phase by the Notified Body. Certification of the Quality System and of product test results and technical documentation is imminent; however, until certification is issued by the Notified Body, the Company's products may not be sold in the European Union countries.

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

   Various factors impact on a firm's ability to increase market share including, but not limited to the financial strength of the firm, the ability of the firm and its competitors, and the time involved in obtaining FDA clearance for new or improved products. Therefore, although management believes that the Company is well poised for viable growth, management cannot predict the degree of market share the Company can obtain. Factors beyond the Company's control may impede its progress and in such event, its business and operations would be adversely impacted.

   The Company's ability to successfully compete with Intermedics and other pacemaker manufacturers will depend on the Company's ability to supply product and recruit and increase a quality sales force and continue to develop and release new advanced products. The Company historically has been restricted in its marketing capabilities due to financial constraints impeding its ability to supply products and recruit and train a sales force. However, the availability of capital from the Debenture financing and subsequent conversion of the Debentures and the cash flow generated from Intermedics' orders and royalties have positioned the Company to increase its research and development capabilities, its sales force and provide an uninterrupted supply of products.

  As discussed above, the manufacture and sale of leads to Intermedics produce income for the Company. The Company sells electrode leads to Intermedics for its new systems under an Amended and Restated Supply Contract that terminates on August 1, 1998. The Company also receives royalties from Intermedics sales of its products incorporating the licensed technology under an Amended and Restated License Agreement. The Company anticipates supplying components to Intermedics under the supply agreement for the next several years. An increase in demand for components by Intermedics will put further demands on the Company to supply the products; however, with the anticipated cash flow from such orders that would be generated under the license and supply agreements, plus anticipated positive cash flow from sales of other products by the Company, management believes that the Company will be in a position to accommodate an increase in orders.

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

  SOURCES OF SUPPLY. Two of the Company's principal suppliers of materials used primarily in electrode lead production, Dow Corning Corp. and E.I. DuPont de Nemours & Company, have indicated that they will no longer supply their materials to the medical device industry for use in implantable devices. In July 1993, the FDA published in the Federal Register a one-time-only requirement for medical device manufacturers to file a special notification of material supplier changes resulting from the decision of Dow Corning to discontinue supplying its materials to medical device manufacturers. The Company filed the "Special Silicone Notification" for its products effected by the Dow Corning decision in September 1993. In this notification alternate suppliers and materials were identified and supporting technical biological test data were provided for the alternate materials. The FDA acknowledged receiving the Company's notification and indicated that, unless otherwise notified by FDA, the alternate materials identified in the notification may be used in the Company's products in place of the comparable Dow Corning materials. No further FDA approvals of the alternate materials of such suppliers were required.

   With respect to other materials changes resulting from decisions by the material suppliers to discontinue supplying the medical device industry, e.g. E.I. DuPont de Nemours, the FDA has indicated that such changes shall be handled on a case-by-case basis through the established product approval processes within the FDA. The availability of materials suitable for use in implantable medical devices is an industry-wide problem and is not unique to the Company or to the cardiovascular device segment of the industry. A tentative replacement for the DuPont supplied material has been identified which meets manufacturing requirements. Biocompatibility studies have been initiated on the replacement candidate. Since the candidate replacement material is comprised of the same chemical composition as the DuPont material, it is expected that it will be comparable with respect to the performance characteristics and Biocompatibility of the current material in use. Similarly, FDA approval of this replacement material is anticipated to be forthcoming based upon a satisfactory outcome of the testing in progress. The Company believes, however, that it has a sufficient quantity of the DuPont material on supply to meet the Company's anticipated demand for the next several years.

   Suppliers of custom Application Specific Integrated Circuits (ASIC's) have advised that the technology used to produce these IC's will no longer be supported. As such, the Company placed one last bulk order to ensure the availability of sufficient IC's to satisfy projected demands for product. The new pacing system under development will realize appropriate ASIC's for the new system obviating the need for perpetual supply of the currently used ASIC's.

INFLATION AND CHANGING PRICES

   In the opinion of Company management, the rate of inflation during the past two fiscal years has not had any material impact on the Company's operations. Because of the implementation of cost containment and new Medicare regulations, any increase in sales revenues is expected to result from an increase in the volume of business rather than from an increase in selling prices. The Company's pricing structure may not reflect inflation rates, due to constraints of Medicare regulations, market conditions and competition.

CHANGE IN ACCOUNTING METHOD

   Effective December 15, 1995, the Company adopted Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. Under the provisions of SFAS 123, the Company has elected not to adopt the fair value method for stock issued to employees, but will instead account for all employee stock transactions under APB Opinion No. 25, "Accounting for Stock Issued to Employees.

RECENT ACCOUNTING PRONOUNCEMENT

  The FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed of," which provides guidance on how and when impairment losses are recognized on long-lived assets. This statement, when adopted, is not expected to have a material impact on the Company.

ITEM 7.  FINANCIAL STATEMENTS

                                                                                 page
Report of Independent Certified Public Accountants                              17
Balance Sheet at March 31, 1996                                                 18-19
Statements of Operations for the Years Ended
 March 31, 1996 and 1995                                                        20
Statements of Changes in Stockholders' Equity (Deficit) for
 the Years Ended March 31, 1996 and 1995                                        21
Statements of Cash Flows for the Years Ended
 March 31, 1996 and 1995                                                        22-23
Summary of Significant Accounting Policies and Notes to Financial Statements    24-40

ITEM 8.  DISAGREEMENTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
Cardiac Control Systems, Inc.


We have audited the accompanying balance sheet of Cardiac Control Systems, Inc. as of March 31, 1996 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardiac Control Systems, Inc. as of March 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

As discussed in the summary of accounting policies, effective December 15, 1995, the Company changed its method of accounting for stock-based compensation by adopting Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                BDO Seidman, LLP
Orlando, Florida
June 7, 1996

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                                   Balance Sheet
- --------------------------------------------------------------------------------

March 31,                                                   1996
- ----------------------------------------------------------------

Assets

Current:
  Cash and cash equivalents                           $1,167,179
  Accounts and notes receivable (Note 2)               1,335,357
  Inventories (Note 3)                                 2,034,445
  Prepaid expenses                                        64,073
- ----------------------------------------------------------------

         Total current assets                          4,601,054

Property, plant and equipment (Notes 4 and 5)          1,547,823

Other assets                                             267,193
- ----------------------------------------------------------------





                                                      $6,416,070
- ----------------------------------------------------------------

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                                   Balance Sheet
- --------------------------------------------------------------------------------

March 31,                                                                1996
- ------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
  Notes and debt obligations payable within one year (Note 5)       $  811,192
  Accounts payable                                                     300,708
  Accrued interest                                                       9,212
  Accrued compensation                                                 182,452
  Accrued compensated absences                                         136,770
  Deposits payable                                                     519,594
  Other accrued expenses                                               255,361
- ------------------------------------------------------------------------------

         Total current liabilities                                   2,215,289

Notes and debt obligations payable after one year (Note 5)           1,370,373
Other liabilities                                                      183,391
Deferred royalties                                                     328,250
- ------------------------------------------------------------------------------

         Total liabilities                                           4,097,303
- ------------------------------------------------------------------------------


Commitments and contingencies (Note 9)

Stockholders' equity (Note 6):
  Common stock, $.10 par value, 30,000,000 shares authorized,
   2,532,942 shares issued                                             253,294
  Capital in excess of par value                                    21,857,388
  Accumulated deficit                                              (19,780,977)
  Treasury stock at cost, 3,571 shares                                 (10,938)
- ------------------------------------------------------------------------------


         Total stockholders' equity                                  2,318,767
- ------------------------------------------------------------------------------


                                                                  $  6,416,070
- ------------------------------------------------------------------------------


See accompanying summary of significant accounting policies and notes to financial statements.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                        Statements of Operations

- ----------------------------------------------------------------------------------------------
Year ended March 31,                                                     1996             1995
- ----------------------------------------------------------------------------------------------
REVENUE:
  Sales (Note 8)                                                   $5,321,823       $4,817,862
  Royalty income                                                    2,351,700          909,675
- ----------------------------------------------------------------------------------------------
         Total revenue                                              7,673,523        5,727,537
- ----------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Cost of products sold                                             2,551,413        2,495,673
  Selling, general and administrative expenses                      3,968,000        2,711,923
  Engineering, research and development expenses                      994,624          506,377
- ----------------------------------------------------------------------------------------------
         Total costs and expenses                                   7,514,037        5,713,973
- ----------------------------------------------------------------------------------------------
         Income from operations                                       159,486           13,564
- ----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES):
  Interest income                                                      16,712           15,004
  Interest expense                                                   (672,303)        (311,313)
  Other income                                                        234,600)             928
- ----------------------------------------------------------------------------------------------
         Total other expenses                                        (420,991)        (295,381)
- ----------------------------------------------------------------------------------------------

NET LOSS BEFORE EXTRAORDINARY GAIN                                   (261,505)        (281,817)
EXTRAORDINARY GAIN (Note 5)                                                 -        1,656,788
- ----------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                  $ (261,505)      $1,374,971
- ----------------------------------------------------------------------------------------------

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Primary:
   Loss before extraordinary gain                                  $     (.19)      $     (.21)
   Extraordinary gain                                                       -             1.21
- ----------------------------------------------------------------------------------------------
         Net income (loss)                                               (.19)      $     1.00
- ----------------------------------------------------------------------------------------------

  Fully diluted:
   Loss before extraordinary gain                                        (.19)      $     (.11)
   Extraordinary gain                                                       -              .90
- ----------------------------------------------------------------------------------------------
         Net income (loss)                                         $     (.19)      $      .79
- ----------------------------------------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARE AND EQUIVALENTS OUTSTANDING
  Primary                                                           1,356,607        1,372,099
  Fully diluted                                                     1,356,607        1,834,121
- ----------------------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                    Statements of Stockholders' Equity (Deficit)
- --------------------------------------------------------------------------------

                                            Common Stock
                                       -----------------------        Capital in
                                          Number           Par         Excess of      Treasury       Accumulated
                                       of Shares         Value         Par Value         Stock           Deficit
- ----------------------------------------------------------------------------------------------------------------
Balance, March 31, 1994                1,206,991    $  120,699   $   18,083,536   $       -    $  (20,894,443)
  Conversion of notes payable
   to stockholder                        130,582        13,059          352,572           -                 -
  Common shares issued                       703            70            2,272           -                 -
  Stock options exercised                  4,543           454            8,050           -                 -
  Stock warrants issued                        -             -          279,000           -                 -
  Net income                                   -             -                -           -         1,374,971
- ---------------------------------------------------------------------------------------------------------------

Balance, March 31, 1995                1,342,819       134,282       18,725,430           -       (19,519,472)
  Conversion of debentures and
   related interest, net of
   costs of $225,175                   1,082,012       108,201        2,696,269           -                 -
  Common shares issued                   108,111        10,811          280,939           -                 -
  Stock warrants issued                        -             -          154,750           -                 -
  Acquisition of treasury stock                -             -                -     (10,938)                -
  Net loss                                     -             -                -           -          (261,505)
- ---------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996                2,532,942    $  253,294   $   21,857,388   $ (10,938)   $  (19,780,977)
- ----------------------------------------------------------------------------------------------------------------
                See accompanying summary of significant accounting policies and notes to financial statements.


                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                        Statements of Cash Flows


- --------------------------------------------------------------------------------------------------------------

Year ended March 31,                                                                       1996          1995
- --------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                 $  (261,505)   $1,374,971
  Adjustments to reconcile net income (loss) to net
   cash used for operating activities:
     Extraordinary gain                                                                       -    (1,656,788)
     Depreciation and amortization                                                      486,942       205,232
     Gain on fixed asset disposals                                                       (7,136)            -
     Stock issued for payment of directors' fees                                         21,750             -
     Stock issued for payment of interest                                               144,645             -
     Cash provided by (used for):
       Accounts and notes receivable                                                     56,981      (808,025)
       Inventories                                                                     (279,013)     (458,947)
       Prepaid expenses                                                                  (6,414)       56,466
       Other assets                                                                     (33,397)      (37,471)
       Accounts payable                                                                (174,169)     (252,224)
       Stockholder advances                                                                   -       (95,493)
       Accrued interest                                                                   8,657       203,750
       Accrued compensation                                                             (96,914)     (124,383)
       Accrued compensated absences                                                      24,293        34,812
       Deposits payable                                                                 168,447       124,193
       Other accrued expenses                                                            41,767        59,351
       Other liabilities                                                                 14,079         4,461
       Deferred royalties                                                              (361,800)     (227,450)
- -----------------------------------------------------------------------------------------------------------------
Net cash used for operating activities                                                 (252,787)   (1,597,545)
- -----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                            (402,701)     (309,303)
  Proceeds from sale of equipment                                                        25,482         1,121
  (Purchase) redemption of certificate of deposit                                        40,000       (40,000)
- ----------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                 (337,219)     (348,182)
- ----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock and stock warrants, net of issuance expenses   328,950         8,503
  Proceeds from notes and debt obligations payable                                    1,068,490     4,175,141
  Repayment of notes and debt obligations payable                                      (307,745)   (1,221,219)
  Principal payments under capital lease obligations                                          -        (2,996)
  Principal payments under installment purchase obligations                                   -        (2,991)
  Debt issuance costs                                                                         -      (449,452)
- ----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             1,089,695     2,506,986
- ----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                               499,689       561,259

Cash and cash equivalents, beginning of year                                            667,490       106,231
- ----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                              $ 1,167,179    $  667,490
- ----------------------------------------------------------------------------------------------------------------
                 See accompanying summary of significant accounting policies and notes to financial statements.

                                                CARDIAC CONTROL SYSTEMS, INC.

                                                    Statements of Cash Flows

- ----------------------------------------------------------------------------------------------------------------

Year ended March 31,                                                                         1996           1995
- ----------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Interest paid during the year                                                        $   299,225    $   77,421
Supplemental schedule of noncash investing and financing activities:
  Transfer of deferred registration costs from other assets to capital in excess of par  $ 51,844    $        -
  Conversion of debentures to common stock, net of unamortized debt issue costs         2,723,219             -
  Acquisition of other assets in exchange for stock warrants                               84,250             -
  Treasury stock acquired in settlement of note receivable                                 10,938             -
  Reduction in accounts payable in exchange for common stock                                    -         2,344
  Accrued interest converted to common stock                                                    -        80,996
  Warrants issued with note payable                                                             -       279,000
  Debenture issued in exchange for note payable to stockholder                                  -       250,000
  Notes payable to stockholder converted to common stock                                        -       284,634
  Accounts payable converted to notes payable                                                   -        44,000
  Debt incurred for purchase of property and equipment                                          -        14,995
- ---------------------------------------------------------------------------------------------------------------
                 See accompanying summary of significant accounting policies and notes to financial statements.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                      Summary of Significant Accounting Policies
- --------------------------------------------------------------------------------

Cash Equivalents   Only investments with original maturities of three months or less are considered cash equivalents. Cash equivalents are recorded at cost, which approximates market value. Interest income is recognized as earned.


Inventories        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for raw material and supply inventories. Cost of work-in-process and finished goods inventories is determined based upon standard cost, which approximates cost on a FIFO basis.

Property, Plant    Property, plant and equipment are stated at cost. Additions,
and Equipment      improvements and expenditures that significantly extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts, and any gains or losses are included in operations.
                   Depreciation and amortization are provided on the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the assets as follows:

                   Building and building improvements            30 years
                   Land improvements                             20 years
                   Machinery, equipment, furniture and fixtures  2 - 8 years
                   Vehicles                                      3 - 5 years


Deferred           In the ordinary course of business, the Company has entered
Royalties          into various license and supply agreements with various
                   distributors of the Company's products. Under the terms of certain license and supply agreements, the Company has received advance payment of royalties pursuant to the agreements. These advance payments are recorded as deferred royalties and recognized as income when earned.

Revenue            Sales revenue and cost of sales are recognized as products
Recognition        are shipped and title passes, unless the buyer has a right to return the products. Sales revenue and cost of sales attributable to shipments that the buyer has the right to return are recognized when the return privilege has expired, usually upon resale (implant) of the products.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                      Summary of Significant Accounting Policies
- --------------------------------------------------------------------------------


Engineering,       The Company capitalizes the cost of materials and equipment
Research and       acquired or constructed for research and development
Development Costs  activities that have alternative future uses. All other costs incurred for the purpose of product research, design, and development are charged to operations as incurred. Research and development costs included in engineering, research and development expenses on the statements of operations for the years ended March 31, 1996 and 1995 approximate $698,000 and $390,000, respectively.


Income Taxes       The Company accounts for income taxes in accordance with
                   Statement of Financial Accounting Standards No. 109,
                   "Accounting for Income Taxes" ("FAS 109"). FAS, 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Net Income (Loss)  Primary net income (loss) per share of common stock is based
per Common Share   on the weighted average of common shares and common share
                   equivalents principally in the form of options and warrants outstanding during the period. Common stock equivalents have not been included for the year ended March 31, 1996 as their effect on the loss per share is anti-dilutive. For 1995, on a fully-diluted basis, both net income and shares outstanding are adjusted to assume the conversion of 5% convertible debentures from the date of issue. All shares were restated for the one-for- seven reverse stock split effective December
                   13, 1994 (see Note 6).

Concentration      Financial instruments which potentially expose the Company to
of Credit Risk     concentration of credit risk consist primarily of accounts receivable. Such risk is limited due to the large number of customers, generally short payment terms, and their dispersion across geographic areas.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                      Summary of Significant Accounting Policies
- --------------------------------------------------------------------------------

Fair Value of    Statement of Financial Accounting Standards No. 107,
Financial        "Disclosures about Fair Value of Financial Instruments,"
Instruments      requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 1996.


                 The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.


Use of           The preparation of financial statements in conformity with
Estimates        generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Change in        Effective December 15, 1995, the Company adopted Statement of
Method of        Financial Accounting Standard No. 123 ("SFAS 123"),
Accounting for   "Accounting for Stock-Based Compensation," which establishes
Stock-Based      fair value as the measurement basis for transactions in which
Compensation     an entity acquires goods or services from nonemployees in
                 exchange for equity instruments. Under the provisions of SFAS
                 123, the Company has elected not to adopt the fair value method for stock issued to employees, but will instead account for all employee stock transactions under APB Opinion
                 No. 25, "Accounting for Stock Issued to Employees."

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                      Summary of Significant Accounting Policies

- ---------------------------------------------------------------------------------------------
RECENT             The FASB has issued SFAS No. 121, "Accounting for the Impairment of
ACCOUNTING         Long-Lived Assets and Long-Lived Assets Being Disposed of," which
PRONOUNCEMENT      provides guidance on how and when impairment losses are recognized on long-lived assets. This statement, when adopted, is not expected to have a material impact on the Company.


                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   Notes to Financial Statements

- ----------------------------------------------------------------------------------------------
1.   THE COMPANY     Cardiac Control Systems, Inc. (the "Company") was incorporated in June
                     1980 as a Delaware Corporation. The Company is engaged in the design, development, manufacture and marketing of implantable cardiac pacemaker systems, consisting of implantable pacemakers, connecting electrode leads and devices used for programming and monitoring the pacemaker systems.
                     The Company commenced its principal business operations during the year ended March 31, 1986 after the commercial release of its initial single-chamber pacemaker system. The Company has received clearance from the United States Food and Drug Administration (the "FDA") to commercial-
                     ly distribute and market a line of cardiac pacemaker systems.

2.   ACCOUNTS        Accounts and notes receivable at March 31, 1996 are summarized as follows:
     AND NOTES
     RECEIVABLE      ---------------------------------------------------------------------------
                     Accounts receivable - trade                                      $  883,609
                     Royalties receivable                                                484,000
                     Other accounts receivable                                             1,065
                     ----------------------------------------------------------------------------

                                                                                       1,368,674
                     Allowance for doubtful accounts                                     (33,317)
                     ---------------------------------------------------------------------------

                                                                                      $1,335,357
                     ---------------------------------------------------------------------------

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   Notes to Financial Statements
- --------------------------------------------------------------------------------

3.   Inventories    Inventories at March 31, 1996 consist of the following:

                    -----------------------------------------------------------
                    Raw materials and supplies                  $  1,146,164
                    Work-in-process                                  314,934
                    Finished goods                                   629,347
                    -----------------------------------------------------------

                                                                   2,090,445
                    Reserve for obsolescence                         (56,000)
                    -----------------------------------------------------------

                                                                $  2,034,445
                    -----------------------------------------------------------

                    Finished goods inventories include approximately $382,400 of products consigned to customers and independent sales representatives at March 31, 1996.


4. Property, Plant  Components of property, plant and equipment at March 31,
   and Equipment    1996 are as follows:

                    ------------------------------------------------------------

                    Building and building improvements             $ 1,716,482
                    Land improvements                                   29,450
                    Machinery, equipment, furniture and fixtures     2,905,644
                    Vehicles                                            11,666
                    ------------------------------------------------------------

                                                                     4,663,242
                    Accumulated depreciation                        (3,238,719)
                    -----------------------------------------------------------

                                                                     1,424,523
                    Land                                               123,300
                    ----------------------------------------------------------

                                                                   $ 1,547,823
                    ----------------------------------------------------------

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   Notes to Financial Statements
- --------------------------------------------------------------------------------

5. Notes and Debt   Note and debt obligations consist of the following at
   Obligations      March 31, 1996:
                    -----------------------------------------------------------

                    Sirrom mortgage note, net of discount (A)     $  1,360,500
                    Intermedics loan (B)                               807,283
                    Other                                               13,782
                    ----------------------------------------------------------
                                                                     2,181,565
                    Less amounts payable within one year               811,192
                    ----------------------------------------------------------
                    Total notes and debt obligations payable
                    after one year                                 $ 1,370,373
                    ----------------------------------------------------------

                    (A) On March 31, 1995, the Company entered into a Loan and
                        Security Agreement (the "Loan Agreement") with Sirrom
                        Capital Corporation, a Tennessee corporation ("Sirrom") and executed a $1,500,000 secured promissory note.
                        Interest on the note is payable monthly at 13.5% and principal is due on March 31, 2000. The note is secured by a first mortgage lien on all the Company's real and personal property, excluding inventory and accounts receivable, but including general intangibles such as its patents and royalties. The Loan Agreement restricts the Company from incurring additional indebtedness in excess of $200,000 annually without the lender's consent. In addition, the Company must give the lender advance notice of certain events, such as dividend payments, certain new stock issues, reorganizations, and merger or sale of substantially all assets.

                        In connection with the Loan Agreement, the Company granted the lender a warrant to purchase, initially, 100,000 shares of the Company's common stock at $.01 per share (see Note 6). Upon issuance of the warrant in March 1995, the Company recorded $279,000 as a discount, representing the difference between the estimated fair market value of the underlying stock and $.01 per share.
                        This resulted in an effective interest rate of 28% on the Sirrom debt.

                        From the loan proceeds, the Company paid a former creditor $1 million and gave the former creditor a warrant to purchase 200,000 shares of the Company's common stock at $2.80 per share. The warrant expires on March 31, 1998 and also has certain piggy-back registration rights


                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   Notes to Financial Statements
- --------------------------------------------------------------------------------

                   regarding the underlying shares. In exchange for the proceeds and the warrant, the former creditor forgave approximately $1.65 million in principal and accrued interest owed by the Company. The $1.65 million forgiveness resulted in an extraordinary gain being recorded in March 1995.

               (B) On October 20, 1995, the Company entered into a Promissory
                   Note and Security Agreement (the "Security Agreement") with Intermedics, Inc., a Delaware Corporation, ("Intermedics") and executed a $1,000,000 secured promissory note. Interest on the note is payable at 24.5% and all principal and interest is due September 1, 1998. Payments of principal and interest are made as sales of electrode leads are made from the Company to Intermedics. As such sales are made, the amount paid by Intermedics to the Company to purchase the leads is reduced by $250 for the first 4,000 leads and $90 for additional leads. This reduction in payments is offset against the note payable and accrued interest balance due to Intermedics. Based upon projected sales of leads to Intermedics, the Company anticipates that the entire loan balance will be paid by March 31, 1997 and, accordingly, the entire balance has been classified as a current liability. The security agreement provides for alternative payment methods in the event the Company ceases sales of leads to Intermedics. The note is secured by a first security interest in the proceeds of all sales of leads from the Company to Intermedics after October 15, 1995 as well as a first security interest in any royalties received by the Company from Intermedics after October 15, 1995.

             Aggregate notes and debt obligations outstanding at March 31, 1996 mature as follows: 1997 - $811,192; 1998 - $4,476; 1999 - $5,132;
             2000 -$1,360,765.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   Notes to Financial Statements
- --------------------------------------------------------------------------------

6. Stockholders'   Issuance of Common Shares
   Equity
                   During the year ended March 31, 1996, the Company issued
                   8,111 shares of common stock as payment of directors' fees.

                   In March 1996, the Company entered into a distribution agreement with Grupo Taper ("Grupo") whereby Grupo will receive exclusive distribution rights for most of Europe. In connection with this agreement, Grupo paid the Company $500,000 and received 100,000 shares of common stock valued at $270,000 and 100,000 common stock purchase warrants valued at $70,500. The difference between the purchase price and the value assigned to the common stock and warrants of $159,500 was recorded as a gain on sale of the distribution agreement included in other income.

                   Reverse Stock Split

                   At the annual meeting of shareholders held in March 1994, the Company received approval to effect a reverse stock split of the common stock. The Board of Directors ratified the shareholders' approval of the reverse stock split and effected a reverse stock split of one share for every seven shares of common stock outstanding, effective December 13, 1994. The net income (loss) per common share calculations and all share information contained in these financial statements have been retroactively adjusted to give effect to the reverse stock split.

                   Convertible Debentures

                   During fiscal 1995, the Company issued $2,885,000 in 5% Convertible Debentures ("the Debentures") which were due October 31, 1999. The Debentures were convertible into common stock at the option of the Debenture holder at a conversion price of $2.80. On March 31, 1996, the Debenture holders elected to convert the $2,885,000 Debentures into 1,030,352 shares of common stock. The shares underlying these Debentures were registered with the SEC effective April 27, 1995. Interest related to the Debentures for fiscal 1996 of $144,645 was paid in the form of 51,660 shares of common stock at a conversion price of $2.80. Costs incurred to register the shares underlying the Debentures of $63,394, as required by the Debenture agreement, and unamortized costs incurred to issue the Debentures of $161,781 were recorded as a reduction of capital in excess of par value upon conversion.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   Notes to Financial Statements
- --------------------------------------------------------------------------------


                     In conjunction with the conversion of the debentures, the Company issued 100,000 warrants to the Debenture holders at an exercise price of $5 per share expiring March 31, 1999.

                     During the year ended March 31, 1995, concurrently with the issuance of the 5% Convertible Debentures, discussed above, stockholder notes and accrued interest thereon aggregating $615,630 were converted to a $250,000 Debenture and 130,582 shares of common stock of the Company (at $2.80 per share).

                     Stock Option Plan
                     -----------------

                     On September 9, 1987, the Company's Board of Directors adopted the 1987 Non-Qualified Stock Option Plan (the "1987 Plan"). On February 7, 1992, the Company's Board of Directors adopted the 1992 Non-Qualified Stock Option Plan (the "1992 Plan"). In fiscal 1995, the Company combined the 1987 Plan and the 1992 Plan. This Plan provides the Board of Directors with the authority to grant officers, directors, and employees of the Company non-qualified options to purchase up to a maximum of 400,000 shares of the Company's common stock. Options granted under the Plan expire five years after the date the options are granted or upon termination of employment.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   Notes to Financial Statements
- --------------------------------------------------------------------------------

                     Changes in options outstanding under these plans are summarized as follows:

                                                                                       Option Price
                                                                          Shares          per Share
                     ------------------------------------------------------------------------------
                     BALANCE, March 31, 1994                             213,914      $2.63 - $5.25
                       Granted                                           128,754      $3.50 - $5.25
                       Exercised                                          (2,401)             $2.63
                       Canceled                                          (97,557)     $3.50 - $5.25
                     ------------------------------------------------------------------------------

                     BALANCE, March 31, 1995                             242,710      $3.50 - $5.25
                       Granted                                            72,000      $3.50 - $3.75
                       Canceled                                           (9,524)             $3.50
                     ------------------------------------------------------------------------------

                     BALANCE, March 31, 1996                             305,186      $3.50 - $5.25
                     ------------------------------------------------------------------------------

                     Options available for grant at March 31, 1996        91,221
                     Options exercisable at March 31, 1996               200,521
                     -------------------------------------------------------------

                     Non-Plan Stock Options
                     ----------------------

                     The Company has granted options to independent sales representative, Board of Directors and others which are summarized as follows:

                                                                                       Option Price
                                                                          Shares          per Share
                     ------------------------------------------------------------------------------
                     BALANCE, March 31, 1994                              38,658     $ .70 - $10.50
                       Exercised                                          (2,142)            $  .70
                       Canceled                                           (5,000)    $7.00 - $ 8.75
                     ------------------------------------------------------------------------------

                     BALANCE, March 31, 1995                              31,516     $ .70 - $10.50
                       Granted                                             6,000             $ 4.00
                       Canceled                                           (3,571)            $ 5.25
                     ------------------------------------------------------------------------------

                     BALANCE, March 31, 1996                              33,945     $ .70 - $10.50
                     ------------------------------------------------------------------------------

                     Options available for grant at March 31, 1996         8,008
                     Options exercisable at March 31, 1996                33,945
                     -------------------------------------------------------------

                     The above options are exercisable over five-year periods and expire five years from the date of grant.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   Notes to Financial Statements
- --------------------------------------------------------------------------------


            Common Stock Purchase Warrants
            ------------------------------

            As of March 31, 1995, the Company issued warrants to Sirrom Capital Corporation ("Sirrom") and to Dow Corning Enterprises, Inc. ("DCE") in connection with a loan obtained from Sirrom and the satisfaction of the Company's obligations to DCE (see Note 5).

            The Sirrom warrant permits Sirrom to initially purchase 100,000 shares of the Company's common stock at an exercise price of $.01 per share, with an expiration date of March 31, 2000 (the "Sirrom Warrant"). Upon issuance of the Warrant in March 1995, the Company recorded $279,000 as an addition to capital in excess of par value, representing the difference between the estimated fair market value of the underlying stock and $.01 per share. The Sirrom Warrant also provides that in the event the loan to the Company is not paid off by March 31, 1997, or any anniversary thereof thereafter, Sirrom has the right to purchase an additional 50,000 shares of Common Stock (at $.01 per share) upon such date and upon each such anniversary thereof that any amount owed to Sirrom (or any extension, amendment or modification thereof) shall be outstanding. Under the warrant, Sirrom also has certain"piggy-back" registration rights regarding the shares underlying the warrant in the event the Company files a registration statement on a form suitable for a secondary offering. The Sirrom Warrant also contains anti-dilution provisions allowing for an adjustment in shares subject to the warrant in the event of a new stock issuance by the Company, stock dividends, stock-splits and the like.

            The Company issued Sirrom 25,000 additional warrants in October 1995 at an exercise price of $.01 per share expiring October 2000. These warrants were issued pursuant to Sirrom giving up a first security interest as a result of the issuance of a note payable to Intermedics (see Note 5). The Company recorded $84,250 as debt costs upon issuance of these warrants as an addition to capital in excess of par value, representing the difference between the estimated fair market value of the underlying stock and $.01 per share.

            The DCE warrant permits DCE to purchase 200,000 shares of the Company's common stock at $2.80 per share, and expires on March 31, 1998 (the "DCE Warrant"). The DCE Warrant contains certain "piggy-back"

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   Notes to Financial Statements
- --------------------------------------------------------------------------------

                   registration rights pursuant to which the shares underlying the DCE warrant are registered. The DCE Warrant contains anti-dilution provisions allowing for an adjustment in shares subject to the warrant in respect of a new stock issuance by the Company, stock dividends, stock splits, and the like.

                   Common Stock Reserved

                   The aggregate number of shares of the Company's common stock reserved for issuance pursuant to common stock options, common stock purchase warrants, and future director compensation at March 31, 1996 is summarized as follows:

                   -------------------------------------------------------------
                   Common stock options:
                     1987/1992 Stock Option Plan                   396,407
                     Non-plan                                       41,953
                   Common stock purchase warrants:
                     Dow Corning Enterprises, Inc.                 200,000
                     Sirrom Capital Corporation                    125,000
                     Grupo Taper                                   100,000
                     Debenture holders                             100,000
                   Directors' compensation                           1,667
                   -------------------------------------------------------------
                                                                   965,027
                   -------------------------------------------------------------

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   Notes to Financial Statements
- --------------------------------------------------------------------------------


7.   Income Taxes  As of March 31, 1996, the Company has approximately
                   $18,400,000 of tax net operating loss carryforwards available that expire from 1997 through 2010.

                   Significant components of the Company's deferred income tax assets and liabilities at March 31, 1996 are as follows:
                   -------------------------------------------------------------
                   Deferred tax assets:
                     Accrued liabilities                           $   131,000
                     Deferred royalties                                124,000
                     Net operating loss carryforwards                6,535,000
                     Inventory                                         187,000
                     Other                                              13,000
                   -------------------------------------------------------------
                                                                     6,990,000
                   Deferred tax liabilities:
                     Depreciation and amortization                    (144,000)
                   Valuation allowance                              (6,846,000)
                   -------------------------------------------------------------

                   Net deferred taxes                               $        -
                   -------------------------------------------------------------


                   The net change in the valuation allowance for deferred tax assets was a decrease of $339,000 in fiscal 1996.

                   The provision for income taxes differs from the amounts computed by applying the Federal statutory rates to income before taxes for the years ended March 31, 1996 and 1995 due to the following:

                                                          1996           1995
                   -------------------------------------------------------------

                   Provisions for Federal income taxes
                     at the statutory rate               (34.0%)         34.0%
                   Loss producing no current tax benefit  34.0%             -
                   Utilization of net operating loss
                     carryforward                            -          (34.0%)
                   -------------------------------------------------------------
                   Taxes on income                           -              -
                   -------------------------------------------------------------

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   Notes to Financial Statements
- --------------------------------------------------------------------------------


8.   Segment Data  The Company operates in a single industry segment, that of
     and           providing implantable medical products to the health care
     Significant   industry. The Company has no foreign operations. However,
     Customers     during the years ended March 31, 1996 and 1995, the Company exported its products to European distributors and exported components and assemblies to certain European manufacturers.
                   Sales by geographic area for the years ended March 31, 1996 and 1995 are as follows:

                   Geographic Area                     1996                1995
                   ------------------------------------------------------------
                   United States                 $4,720,457        $  3,931,299
                   Europe                           601,366             886,563
                   ------------------------------------------------------------

                                                 $5,321,823        $  4,817,862
                   ------------------------------------------------------------

                   Export sales of components and assemblies to one manufacturer in Italy accounted for $537,492 (11%) of the Company's sales during the year March 31, 1995.

                   The Company's products are primarily distributed through independent sales representatives in the United States. During the year ended March 31, 1996, two of the Company's independent sales representatives each accounted for in excess of 10% of the Company's sales and in the aggregate accounted for $1,787,118 (34%) of the Company's sales. During the year ended March 31, 1995, four of the Company's independent sales representatives each accounted for in excess of 10% of the Company's sales and in the aggregate accounted for $2,213,830 (46%) of the Company's sales.

                   Further, pursuant to an electrode lead Supply Agreement with Intermedics Inc., the Company sold $1,989,089 and $1,326,577 of product to Intermedics Inc. for the years ended March 31, 1996 and 1995, respectively, which accounted for 37% and 28% of the Company's sales.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   Notes to Financial Statements
- --------------------------------------------------------------------------------

9.   Commitments    Patent Licensing Agreements
     and
     Contingencies  Effective July 1, 1986, the Company renegotiated its exclusive license to a patented electrode-wire coating system that was originally acquired by the Company on July
                    1, 1981. The modified license agreement requires the payment of royalties equal to a percentage of sales of products manufactured using the patented technology. The license became non-exclusive on July 1, 1994. The term of the license agreement expires upon the expiration date of the patent, February 4, 2002, unless terminated earlier by the Company. Royalty expense under the terms of the agreement for the years ended March 31, 1996 and 1995 was $45,567 and $32,656, respectively. Further, on March 29, 1993, the licensor executed a sublicense agreement with the Company, enabling Intermedics to manufacture the licensed product.

                    Purchase Contracts

                    During the year ended March 31, 1989, the Company entered into an agreement for the procurement of hybrid microelectronic circuits. The development of circuits for the Company's atrial-controlled ventricular and single-chamber pacing products was completed in fiscal 1992. Development of the circuits for the Company's dual-chamber devices was completed in fiscal 1993. As of March 31, 1996, the Company's future maximum purchase obligation approximated $966,000.

                    During the year ended March 31, 1990, the Company entered into an agreement for the procurement of integrated circuits. The development of these circuits was completed in fiscal 1992. As of March 31, 1996, the Company's future maximum purchase obligation approximated $22,000.

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

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   Notes to Financial Statements
- --------------------------------------------------------------------------------

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

                   Employment Agreements

                   The Company has entered into various employment agreements expiring during fiscal year 1998. Minimum future obligations under all employment agreements amount to $347,600 in 1997 and $213,000 in 1998.
10.  Reclassifi-
     cations
                   Certain reclassifications have been made to the financial statements previously reported for the year ended March 31, 1995 to conform with classifications used in the financial statements for the year ended March 31, 1996.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth the names and ages of the Directors and Executive Officers of the Company as of March 31, 1996, in addition to information respecting their positions and offices with the Company, their periods of service in such capacities, and their business experience for at least the past five years. There are no family relationships among the Directors and Executive Officers of the Company.

Robert R. Brownlee, age 64, is one of the founders of the Company and presently serves the Company as Senior Executive Vice President of Research and Technical Matters and as a Director and Secretary to the Board of Directors. From June 1982 to May 1988, he served the Company as Senior Executive Vice President and Chairman of the Board of Directors. He has been a member of the Board of Directors since 1980. During 1980 and 1981, Mr. Brownlee served the Company as Vice President of Product Research and Executive Vice President of Engineering, respectively. He was a faculty member of The Pennsylvania State University (the "University") from 1960 to 1980 and served as Adjunct Associate Professor of Comparative Medicine, Milton S. Hershey Medical Center of the University from 1981 to 1985. Prior to 1980, Mr. Brownlee served as a consultant to Intermedics Inc., a major competitor in the cardiac pacing industry.

William H. Burns Jr., age 46 was appointed to the Board of Directors in September, 1995. He has been President and CEO of Biosight, Inc., a health care consulting company, and Vector Inc., a medical product design and distribution company since May, 1994. From July, 1988 through March, 1994 he was Founder, President and CEO of Matrx Medical Inc., also a medical product design and distribution company. His efforts in building Matrx Medical, Inc. earned him an award as Entrepreneur of the Year in New York State in 1993. From 1975 through 1998, Mr. Burns held various positions with the BOC group, including Vice President and General Manager of Ohmeda Dental, Veterinary and Emergency Care Products. Mr. Burns is also a director of NovaVision, a contact lens manufacturer of the Ophthalmic and Optometry Industry.

Bart C. Gutekunst, age 45, was appointed to the Board of Directors in July 1994
and became Chairman of the Board in October 1994.   In 1995 he became Chairman
and CEO of NovaVision.   Since 1990 he has been an independent financial
advisor. From 1988 to 1990, he was a senior member of an investment firm, Entrecanales, Inc., funded by a major European family, making equity investments and leveraged buyouts. From 1981 to 1987, he was Executive Vice President and a member of the Board of Directors, as well as the Management and Investment Committees of Laidlaw, Adams & Peck Inc., where he supervised the investment banking department and completed over 50 public and private transactions. From 1976 to 1981, he was a member of Chemical Bank's Merchant Banking Group. Mr. Gutekunst has been a member of the Board of Directors or advisor to the Board for many companies. From September 1992 to September 1994, he was Vice Chairman and Chief Financial Officer of R-2 Medical Systems, Inc., a cardiac care device company, with responsibility for corporate development as well as overseeing the financial functions of the company. Since 1994, Mr. Gutekunst has served as Chairman of the Board of Directors of United Education and Software, Inc., a multi-state operator of nursing and vocational schools operating under Chapter 11 of the United States Bankruptcy Code where he is overseeing the voluntary liquidation of the company's assets. Previously he had been a director of that company for approximately ten years.

Larry Haimovitch, age 49, was appointed to the Board of Directors in November 1994. He is President of Haimovitch Medical Technology Consultants, a San Francisco, California based healthcare consulting firm which specializes in the medical device and technology industry with a particular emphasis on cardiology related areas and whose clients have included a major hospital chain, numerous medical device companies, venture capital firms, investment groups, and investment bankers. Prior to forming his firm in 1991, Mr. Haimovitch spent over 20 years as a healthcare industry analyst for a number of leading research firms and financial institutions such as Furman Selz, Sutro & Co., and Wells Fargo Investment Advisors. He also currently serves as a director to Electro-Pharmacology, Inc.

Augusto Ocana, age 50, was appointed to the Board of Directors in April, 1996. He is currently Executive Vice President of Grupo Taper International, S.A., which is a Madrid, Spain, based holding group of companies engaging in state-of-the-art medical products. Prior to Grupo Taper, Dr. Ocana had been President and Chairman
of Rempak International and Marketing Director of Abbott Laboratories.   Dr.
Ocana has also been trained as a Physician and has a degree in  International
Law.

Alan J. Rabin, age 46, joined the Company in October 1994, in connection with the Debenture financing. At that time, he was appointed to the Board and appointed the Company's President and Chief Executive Officer. Until September 1994, Mr. Rabin was President and Chief Executive Officer of R-2 Medical Systems, Inc, a manufacturer of cardiac care devices, including disposables used in cardiac pacing. R-2 Medical Systems, Inc. was sold to Cardiotronics, Inc. in 1994. From 1987 to 1992, Mr. Rabin was Vice President of Marketing and Sales for Stereo Optical Company, a manufacturer and distributor of disposable and ophthalmic diagnostic devices. From 1985 to 1986, he was Director of Marketing and Sales at Tycos Life Services, Inc., a manufacturer of cardiovascular diagnostic and monitoring devices. From 1980 to 1985, Mr. Rabin held various marketing, new business development, and product management positions with surgical and cardiovascular equipment divisions of C.R. Bard. Prior to assuming those positions, Mr. Rabin was employed in marketing and sales in the critical care and anesthesia market. He also currently serves as a director of NovaVision.

Robert T. Rylee, age 65, was appointed to the Board of Directors in November 1988 pursuant to the terms of an Investment Agreement between the Company and Dow Corning Enterprises, Inc. He practiced law from 1958 to 1969 and was a partner in the firm of Wood, Boykin, Rylee, and Walter from 1965 to 1969. In 1969, Mr. Rylee became the President and CEO of Wright Manufacturing Company, a manufacturer of orthopedic implants and instruments, a position he held until 1981 when he became a Dow Corning U.S. Area Vice President and the General Manager of Health Care Business. On May 31, 1993, he retired as Vice President and Chairman of Health Care Business, a position he had held since 1986. Mr. Rylee therefore also retired as Director of the Company representing Dow Corning Enterprises, Inc. effective May 31, 1993. However, on June 11, 1993, the Company re-appointed Mr. Rylee to the Company's Board of Directors as an independent Director, in which capacity he does not represent Dow Corning Enterprises, Inc. He is currently the Chief Executive Officer and a director of Clarus Medical Systems, which position he has held since September 1993.

Tracey E. Young, age 41 was appointed to the Board of Directors in September, 1995. She is the Founder and President of Elliot Young Associates, Inc., a proprietary health care consulting concern, formed in 1987 to assist companies and investors in identifying, evaluating, capturing and managing strategic growth and financing opportunities in high technology health care markets. Ms. Young has also held key consulting positions with The Wilkerson Group, both as the founding Associate Director of their Cardiovascular Market Intelligence Service and as an independent consultant to the firm. She has also spent seven years in the pacemaker industry in senior marketing and strategic planning positions with Telectronics Pacing Systems and Intermedics, Inc.

Terry McMahon, age 47, joined the Company in November 1994 as its Vice President of Regulatory Affairs and Quality Assurance in December 1994. Prior to joining the Company, Mr. McMahon was employed as the Manager for Clinical Affairs with Xomed-Treace, Inc. from 1990 to December 1994, where he managed clinical and pre-clinical (animal) studies to demonstrate the safety and efficacy of devices for head and neck injury. Additional responsibilities included the preparation of all regulatory filings for establishing and maintaining market clearance for the company's product line. Prior to his employment with Xomed-Treace, he served in a variety of managerial positions in Regulatory and Technical Affairs for companies involved in medical device implants.

Robert S. Miller, age 47, joined the Company in December 1994 as the Company's Vice President of Sales and Marketing. Form 1992 to December 1994, he was the Manager of Field Sales Education with Telectronics Pacing Systems, Inc., one of the leading pacemaker manufacturers in the industry, concentrating on sales, sales management and training. Prior to joining Telectronics in 1992, he was the managing partner of an organization that represented Telectronics Pacing Systems, Inc. as an independent sales distributor. Prior to his association with Telectronics, Mr. Miller also spent several years as a representative of Cardiac Pacemakers, Inc., another leader in the pacemaker industry.

Paul H. Neff, age 59 has served the Company as Vice President of Research and Development since 1985. He has served the Company in various capacities since 1981, including Vice President of Operations and Manager of Linear Systems. From 1978 to 1980, he served as an Electronics Designer for The Pennsylvania State University, and he served as a consultant to Intermedics Inc., a major competitor in the cardiac pacing industry, from 1977 to 1979.

William Wharton, age 48, was appointed Vice President of Operations in February 1994. He had served the Company as Vice President of Quality Assurance since 1985. Mr. Wharton joined the Company in 1982 as Director of Quality Assurance. Before joining the Company, he was employed as a Quality Assurance Supervisor for at least five years by Medtronic, Inc., a major competitor in the cardiac pacing industry.

W. Alan Walton, age 62, joined the Company as Executive Vice President and Chief
Operating Officer in March, 1996.   Mr. Walton is a fellow of the Institute of
Chartered Accountants in England, and was most recently engaged as a financial and operations consultant with Biosight Inc., of Orchard Park, NY, a firm specializing in helping health care businesses enhance their performance. Prior to his experience with Biosight, he spent nineteen years in senior Financial and Systems Management positions with Dunlop Holdings plc in the United Kingdom, including a position as general manager, Group Information Systems, with responsibility for Dunlop's global computing an communications.

Jonathan S. Lee, age 44, joined the Company in May, 1996 as Vice President of
Research and Development.   Mr. Lee is a biomedical engineer and has 18 years
experience in Research & Development, Regulatory Affairs and Marketing with Telectronics, a leading pacemaker manufacturer. He established and managed Telectronic's world wide service facilities, and established Telectronics' research and development presence in Denver, Colorado. He has been a member of the North American Society of Pacing and Electrophysiology since 1984.

The Board of Directors is elected at each annual meeting of the shareholders. Each Director holds office until his successor is duly elected and qualified or until his earlier resignation or removal, with or without cause, at any duly noticed special meeting of the shareholders of the Company by the affirmative vote of a majority of the shares then entitled to vote at an election of directors.

Under the by-laws of the Company, officers are elected annually by the Board of Directors at the meeting of the Board of Directors following the annual meeting of the shareholders. Each officer holds office until his or her successor has been chosen and qualified, or until his or her death, resignation or removal, with or without cause, by the Board of Directors.

None of the Directors or Executive Officers of the Company is a director in any company, other than the Company, with a class of equity securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended except for Phillip R. Beutel who is a director of MedPlus Corporation, Bart C. Gutekunst who is Chairman of the Board of United Education Software, Inc., and Larry Haimovitch who is a director of Electro-Pharmacology, Inc.

Each director and executive officer, and each person owning beneficially more than 10% of a registered class of the Company's equity securities, is required to report to the Securities and Exchange Commission, by a specified date, his or her transactions related to the Company's Common Stock and to provide a copy of any such report to the Company. A late report was filed for each of Messrs. Brownlee and McMahon, officers, and Ms. Mitchell, former controller, and each of Messrs. Rabin and Gutekunst, officers and directors, and Messrs. Haimovich and Rylee, directors, with respect to one stock option grant to each of them, a late report was filed by Messrs. Rabin and Gutekunst with respect to conversion of their debentures into Common Stock, which report also included reports of de minimus amounts of stock issued to them twice during the fiscal year in respect of interest payments on their debentures; two late reports were filed by Phillip
R. Beutel, an owner of over 10% of the Company's Common Stock, for six transactions (which transactions include a conversion of his debenture into Common Stock and the interest payment on the debentures in de minimus amounts of Common Stock).

ITEM 10.  DIRECTORS' AND EXECUTIVE OFFICERS' COMPENSATION

EXECUTIVE REMUNERATION. The following table sets forth information about the compensation paid or accrued by the Company during the fiscal years ended March 31, 1996, 1995, and 1994 to the Company's Chief Executive Officers and any other Executive Officer whose aggregate compensation exceeded $100,000 in fiscal 1996.


                           SUMMARY COMPENSATION TABLE
- ------------------------------------------------------------------------------------------------------
                                                                 LONG-TERM
                                                                COMPENSATION
                                 ANNUAL COMPENSATION               AWARDS

                         Fiscal Year                            Securities
Name and Principal          Ended               Other Annual    Underlying     All Other
Position                  March 31,    Salary   Compensation     Options      Compensation
- ---------------------------------------------------------------------------------------------

Alan J. Rabin               1996      $110,000  $  9,094/(1)/   20,000/(2)/    $26,349/(3)/
(President, CEO,            1995      $ 55,000  $  1,250/(4)/   28,571/(5)/    $64,451/(6)/
Director)                   1994            -          -             -               -
- ---------------------------------------------------------------------------------------------
Bart C. Gutekunst           1996      $ 48,000              -   15,000/(2)/    $ 8,700
(Chairman of the            1995      $ 24,000  $  1,250/(7)/   21,429/(5)/    $95,050/(8)/
Board)                      1994            -              -         -              -
- ---------------------------------------------------------------------------------------------
Robert R. Brownlee          1996      $ 96,800  $  8,000/(9)/    2,000/(2)/         -
(Senior Executive           1995      $ 84,015  $ 5,625/(10)/   25,714/(11)/        -
 Vice President)            1994      $ 82,100  $11,100/(12)/        -              -
- ---------------------------------------------------------------------------------------------
Robert S. Miller            1996      $100,000  $32,951/(13)/        -              -
(Vice President, Sales      1995      $ 29,293  $ 6,333/(14)/   14,286/(15)/        -
 and Marketing)             1994             -              -        -              -
- ---------------------------------------------------------------------------------------------

(1) In addition to his salary, Mr. Rabin is entitled to a performance bonus. This represents the performance bonus accrued in respect of Mr. Rabin's services during the year ended March 31, 1996.

(2) On May 5, 1995, the Board of Directors awarded these options to purchase shares in common stock of the Company at $3.63 per share. The options are exercisable one third on August 5, 1995, one third on May 5, 1996, and one third on May 5, 1997.

(3) This represents reimbursement of relocation expenses, $21,549, paid to Mr. Rabin pursuant to his employment agreement and consulting fees for debenture financing, $4,800.

(4) This represents a monthly fee of $625 paid to Mr. Rabin in October and November 1994 for his services to the Company as a Director.

(5) Upon execution of their employment agreements with the Company, Mr. Rabin was granted stock options for 28,571 shares of the Company's common stock and Mr. Gutekunst was granted stock options for 21,429 shares of the Company's common stock, exercisable at $3.50 per share.

(6) This includes $12,751 for reimbursement of relocation expenses paid to Mr. Rabin pursuant to his employment agreement. It also includes $51,700 for consulting services rendered the Company in connection with the development of its new business plan and its financing efforts prior to his employment with the Company.

(7) This represents a monthly fee of $625 paid to Mr. Gutekunst in August and September 1994 for his services to the Company as a Director prior to his employment as Chairman.

(8) This includes $79,050 for consulting services rendered the Company in connection with the development of its new business plan and its financing efforts prior to his employment with the Company. It also includes $16,000 in connection with his facilitating the refinancing of the mortgage on the Company's property.

(9) This represents the performance bonus accrued in respect of Mr. Brownlee's services during the year ended March, 1996.

  (10) This represents a monthly fee of $625 paid to Mr. Brownlee for nine months for his services to the Company as a Director.

  (11) This represents options to purchase 11,428 shares of common stock in the Company at $3.50 per share, exercisable one third on August 18, 1994, one third on May 11, 1995 and one third on May 11, 1996 and 14,286 shares of common stock in the Company at $3.50 per share, fully exercisable October 10, 1994.

  (12) This represents a monthly fee of $625 paid to Mr. Brownlee for the year ended March 31, 1994 for his services to the Company as a Director and a car allowance of $300 a month for the year.

  (13) In addition to his salary, Mr. Miller is entitled to a performance bonus. This represents $23,951 performance bonus and $9,000 car allowance for the year ended March 31, 1996.

  (14) This represents $3,333 performance bonus and $3,000 car allowance for the period December 12, 1994 to March 31, 1995.

  (15) Upon execution of his employment agreement with the Company, Mr. Miller was granted options to purchase 14,286 shares of common stock in the Company at $3.50 a share, exercisable one third on December 12, 1995, one third on December 12, 1996 and one third on December 12, 1997.

  The following table sets forth information concerning options granted during the fiscal year ended March 31, 1996 to those persons named in the preceding Summary Compensation Table.


                        OPTION GRANTS IN LAST FISCAL YEAR

                       Number of
                      Securities      % of Total
                      Underlying   Options Granted
                        Options    to Employees in   Exercise Price   Expiration
Name                    Granted      Fiscal Year        ($/share)        Date
- --------------------------------------------------------------------------------
Alan J. Rabin         20,000/(1)/        28%              $3.625        5/5/2000
Bart C. Gutekunst     15,000/(1)/        21%              $3.625        5/5/2000
Robert R. Brownlee     2,000/(1)/         3%              $3.625        5/5/2000
- --------------------------------------------------------------------------------

  (1) Two thirds of the options are subject to immediate exercise and the final third become exercisable on May 5, 1997.

  The following table sets forth information concerning the value of unexercised stock options at March 31, 1996 for those persons named in the Summary Compensation Table.

                    AGGREGATED OPTIONS IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

                                                 Number of Securities       Value of Unexercised In-
                       Shares                   Underlying Unexercised        The-Money Options at
                     Acquired on   Value      Options at Fiscal Year End        Fiscal Year End
Name                  Exercise    Realized  Exercisable/Unexercisable/(1)/  Exercisable/Unexercisable
- ----------------------------------------------------------------------------------------------------
Alan J. Rabin           -            -                   25,714/22,857                     $0/$0
Bart C. Gutekunst       -            -                   19,286/17,143                     $0/$0
Robert R. Brownlee      -            -                   32,531/10,183                     $0/$0
Robert Miller           -            -                     4,762/9,524                     $0/$0
- ----------------------------------------------------------------------------------------------------

  (1) These options have been adjusted to give effect to the Company's one for seven reverse stock split effected December 13, 1994.

 COMPENSATION OF DIRECTORS

  For their service on the Board, each outside director is entitled to receive annually the sum of $3,000 and such number of shares of the Company's common stock that have a total value of $6,000 based on the average of the bid and ask prices of the Company's common stock on the NASD OTC Bulletin Board Service as quoted on January 19, 1996. In fiscal 1996 the following individuals received
compensation as outside director:   For his service on the Board from August,
1995 through March, 1996, William Burns was paid $1,250 in cash and 690 shares of the Company's common stock. For her service on the Board from September, 1995 through March 1996, Tracey Young received $1,125 in cash and 621 shares of the Company's common stock. Larry Haimovitch and Robert Rylee each received $3,000 in cash and 2,400 shares of the Company's Common Stock for their service on the Board for the 1996 fiscal year.

 EMPLOYMENT AGREEMENTS

  Mr. Alan J. Rabin is employed as the President and Chief Executive Officer of the Company pursuant to a three year employment agreement dated as of October 13, 1994. As compensation thereunder, Mr. Rabin receives an annual salary of $110,000; reimbursement for business travel and other business expenses; and a bonus of 25% of his annual salary based on the performance of the Company. The employment agreement also provides reimbursement for Mr. Rabin's relocation and temporary living expenses, not to exceed $38,000 plus the cost associated with the moving of personal possessions and his family. His employment agreement provides a severance package under certain defined circumstances equal to the balance of the salary due under the employment agreement (payable in accordance with the Company's payroll practices) and a lump sum payment equal to nine months of his annual base salary then in effect, plus maintenance by the Company (to the extent permitted under plan documents) for nine months from the date of termination all benefit plans in which he was entitled to participate while an employee, or the equivalent. The nine month lump sum severance payment is also payable to Mr. Rabin in the event his employment agreement is not renewed by the Company at the end of its term. Pursuant to his employment agreement, the Company awarded to Mr. Rabin a stock option for 28,571 shares of the Company's common stock at an exercise price of $3.50 per share, 14,286 of which vested immediately and the remaining 14,285 shares will be subject to exercise incrementally over the term of his employment agreement. Mr. Rabin's stock option agreement contains a change of control provision whereby in the event of a change in control of the Company, all outstanding options become immediately exercisable.

  Mr. Bart C. Gutekunst is employed as the Chairman of the Board of the Company pursuant to a three year employment agreement dated as of October 13, 1994. As compensation thereunder, Mr. Gutekunst receives an annual salary of $48,000; reimbursement for business travel and other business expenses; and a bonus related to the Company's financial, capital raising and corporate development and acquisition activities in the form of the following transactional fees: 1% for debt and equity source, and 1% of the gross consideration for asset acquisitions or sales, which fees are payable to Mr. Gutekunst upon closing by the Company or its successor-in-interest of the applicable transaction. Pursuant to the employment agreement, Mr. Gutekunst received an option for 21,429 shares of the common stock of the Company at an exercise price of $3.50 per share, 10,715 of which became immediately exercisable and the remaining 10,714 will become exercisable incrementally over the term of the agreement. His employment agreement contains the same severance provisions as Mr. Rabin's employment agreement and his stock option contains the same change of control provision as Mr. Rabin's stock option agreement.

   Mr. Robert S. Miller is employed as the Company's Vice President of Sales and Marketing pursuant to a three year employment agreement dated December 10, 1994. As compensation thereunder, Mr. Miller receives an annual salary of $100,000; reimbursement for business travel and other business related expenses; and a bonus of up to 50% of his annual salary, depending upon achievement of sales and profit goals and performance by the employee; however, $10,000 of the bonus is guaranteed to be paid annually. Mr. Miller, pursuant to his employment agreement, was granted options for 14,285 shares of the Company's Common Stock at an exercise price of $3.50 per share, exercisable incrementally over a three year period commencing December 10, 1995. Mr. Miller's employment agreement provides for reimbursement for relocation and temporary living expenses if he is required to relocate by the Company. His employment agreement provides a severance package under certain circumstances equal to the balance of the salary due under the employment agreement and a payment equal to six months of his annual base salary then in effect (payable in accordance with the Company's payroll practices), plus continued participation for six months from the termination date in all benefit plans in which he was entitled to participate as an employee (to the extent permitted under the plans), or their equivalent.

 STOCK OPTIONS

   On September 9, 1987, the Board of Directors of the Company adopted the 1987 Non-Qualified Stock Option Plan (the "1987 Plan"). The 1987 Plan provided the Board of Directors with the authority to grant to employees, officers and directors, and employees of the Company non-qualified options to purchase up to a maximum of 142,857 shares of the Company's common stock.

   On February 7, 1992, the Company's Board of Directors adopted the 1992 Non-Qualified Stock Option Plan (the "1992 Plan"). The 1992 Plan provided the Board of Directors with the authority to grant officers, directors, and employees of the Company non-qualified options to purchase up to a maximum of 42,857 shares of the Company's common stock. On March 17, 1994, the Board of Directors amended and restated the 1992 Plan and provided therein authorization to issue options for up to a maximum of 157,143 shares of the Company's common stock.

   On January 19, 1995, the Board of Directors of the Company authorized the combination of the 1987 Plan and the 1992 Plan into one plan now known as the Combined 1987-1992 Non-Qualified Stock Option Plan ("Combined Plan"). The Combined Plan provides that all issued and outstanding stock option agreements under the previous plans shall be governed by the Combined Plan. Under the Combined Plan, the Company is authorized to issue options to employees, officers and directors to purchase up to a maximum of 400,000 shares of the Company's common stock. As of March 31, 1996, there were outstanding options for 305,186 shares under the Combined Plan, of which 237,569 shares were subject to options held by officers and directors at exercise prices ranging from $3.50 to $5.25 per share.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  CERTAIN BENEFICIAL OWNERS. As of May 31, 1996, six (6) stockholders were known by the Company to beneficially own five percent (5%) or more of the outstanding voting securities of the Company. The following table sets forth the indicated information as of May 31, 1996 with respect to each person known by the Company to own beneficially more than five percent (5%) (calculated in accordance with the guidelines promulgated by the Securities and Exchange Commission) of the 2,579,371 issued and outstanding shares of common stock of the Company on that date.

   In accordance with Rule 13d-3, promulgated under the Exchange Act, shares that are not outstanding but that are issuable upon exercise of outstanding options, warrants, rights or conversion privileges have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person owning such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person.

Name and Address                          Amount and Nature          Percent
of Beneficial Owner                  of Beneficial Ownership (1)   of Class (2)
- ------------------------------------------------------------------------------


Phillip R. Beutel                                302,065         11.56%
3 Chase Lane
Colorado Springs, CO 80906

Special Situations Fund III, L.P.                327,770         12.57%
153 East 53rd St. Rm 5101
New York, New York 10022

Penfield Partners                                204,856          7.89%
c/o William D. Witter, Inc.
150 E. 53rd Street
New York, NY 10022

Bradley Resources Company                        198,709          7.65%
107 John Street
Southport, CT 06490

ROI Partners                                     143,399          5.53%
353 Sacramento Street
San Francisco, CA 94111

Dow Corning Enterprises, Inc.                    235,714(3)       8.48%
2200 West Salzburg Road
Auburn, MI 48611
                                             -----------------------------------
                                               1,412,513         48.93%
                                             ===================================

(1) Except as otherwise indicated, each person is the record owner of the shares indicated and possesses the sole voting and investment power with respect to such shares of common stock.

(2) Computations of percentage ownership of each individual treat warrants and options to purchases common stock exercisable within the next sixty days as though the shares subject thereto were issued and outstanding.

(3) This amount represents (a) redeemable warrants covering the purchase of 200,000 shares of common stock issued pursuant to the retirement of the Company's mortgage with Dow Corning Enterprises, Inc. and (b) 35,714 shares of common stock of which Dow Corning Enterprises, Inc. is the record owner.

  MANAGEMENT. The following table sets forth the number of shares of common stock beneficially owned by each Director of the Company as of May 31, 1996, and the percentage of the outstanding shares such ownership represented at the close of business on May 31, 1996 (according to information received by the

Company), together with information as to stock ownership of all Directors and Executive Officers of the Company as a group as of May 31, 1996.




- -----------------------------------------------------------------------------------
Name of Individual or                       Amount and Nature of         Percent
Number of Persons in Group              Beneficial Ownership(1)(3)(4)   of Class (2)
- -----------------------------------------------------------------------------------
William H. Burns.......................                  690               0.03%
Bart C. Gutekunst......................               34,528               1.33%
Larry G. Haimovitch....................               15,304               0.59%
Alan J. Rabin..........................               42,623               1.63%
Robert T. Rylee........................               28,019               1.08%
Tracey E. Young........................                5,621               0.22%
Augusto Ocana..........................
All Directors and Executive Officers
  as a group (14 persons)..............              248,896 (4)           9.03%
- -----------------------------------------------------------------------------------

  (1) Except as otherwise indicated, each person is the record owner of the shares indicated and possesses the sole voting and investment power with respect to such shares of common stock.

  (2) Computations of percentage ownership of each individual and of the group treat options to purchase common stock exercisable within the next 60 days as though the shares subject thereto were issued and outstanding.

  (3) Includes options exercisable within the next 60 days to purchase shares of common stock granted pursuant to the Company's Non-Qualified Stock Option Plans (see "Item 11. Directors' and Executive Officers' Compensation - Stock Options") as follows:

- -------------------------------------------------------------------------
Name of Individual or                                            Number
Number of Persons in Group                                      of Shares
- -------------------------------------------------------------------------
William H. Burns.................................................
Bart C. Gutekunst................................................  24,286
Larry G. Haimovitch..............................................   1,333
Alan J. Rabin....................................................  32,381
Robert T. Rylee..................................................  25,619
Tracey E. Young..................................................   5,000
Augusto Ocana....................................................

All Directors and Executive Officers as a group (14 persons)..... 176,523
- -------------------------------------------------------------------------

  (4) Includes shares owned by family members and shares subject to debentures, options and warrants as described in notes (3) and (4), above. Includes 513 shares owned by a spouse of an officer as to which the officer disclaims beneficial ownership.

 ITEM 12.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

   See "Employment Agreements" for a description of certain compensation arrangements.

   During the last calendar quarter of 1994, the Company raised $2,885,000 through a private placement of 5% Convertible Debentures. Interest payments were made on March 31 and October 31 of each year, commencing March 31, 1995. The Debentures' maturity date is October 31, 1999. Effective March 31, 1996, the holders of Debentures converted their Debentures into common stock of the Company at a conversion rate of $2.80 per shares. Alan Rabin and Bart Gutekunst, President/Chief Executive Officer and Chairman of the Board, respectively, of the Company, each received 8,928 shares of the Company's Common Stock in respect of the conversion. Those beneficial owners holding 5% or more of the Company's issued and outstanding common stock and the common stock they received upon conversion of their debentures is as follows: Phillip R. Beutel, 89,285 shares; Special Situation Fund III, L.P., 285,714 shares; Penfield Partners, 178,571 shares; Bradley Resources Company, 173,214 shares; and ROI Partners, 125,000
shares.   Pursuant to the terms of the 5% Convertible Debentures, the Company filed with the SEC a registration statement on Form S-1 registering the common stock underlying the Debentures, which registration statement was declared effective by the SEC on April 27, 1995.

  In respect of their conversion of the debentures, the Company agreed to issue warrants to the debenture holders for an aggregate of 100,000 warrants (to be divided among the debenture holders pro rata in accordance with their percentage interests in the Debentures). The warrants will have a term of three years and will be exercisable commencing March 31, 1996 at $5.00 per share.

  Upon the closing of the minimum offering of the convertible debentures, Alan
J. Rabin and Bart C. Gutekunst entered into employment agreements with the Company on October 13, 1994. Previously, Mr. Gutekunst and Mr. Rabin had been consulting with and assisting the Company in preparing its business plan and obtaining additional financing. On July 31, 1994, Mr. Gutekunst was appointed to the Board of Directors to fill a vacancy. On October 13, 1994, Mr. Gutekunst was appointed Chairman of the Board and Mr. Rabin was appointed the Company's President and Chief Executive Officer pursuant to their respective employment agreements. For consulting services rendered the Company in connection with the development of the Company's new business plan and the Company's financing, Mr. Rabin and Mr. Gutekunst were paid consulting fees in the aggregate amount of $130,750. Mr. Gutekunst and Mr. Rabin also participated in the debenture financing discussed above, and each acquired a debenture in the amount of $25,000.

    On October 1, 1994, the Company issued to Robert R. Brownlee, Senior Executive Vice President of the Company, an option to purchase 14,286 shares for the Company's common stock at an exercise price of $3.50 per share. The option agreement contains certain piggyback registration rights.

  On October 7, 1994, the Company executed an employment agreement with Robert
R. Brownlee, who serves the Company as Executive Vice President of Technical Affairs. The agreement is a three year agreement whereby Mr. Brownlee will receive an annual salary of $96,800; reimbursement for business travel and other business expenses; and may receive from time to time such bonus compensation as the Board of Directors of the Company in its sole discretion shall authorize. The employment agreement provides that should Mr. Brownlee decide to commit less time to the Company subsequent to October 1, 1995, his base salary shall be reduced proportionately. Further, any options exercisable at the termination of Mr. Brownlee's employment shall be retained by him. His employment agreement provides a severance package under certain defined circumstances equal to the balance of the salary due under the employment agreement (payable in accordance with the Company's payroll practices) and a lump sum payment equal to nine months of his annual base salary then in effect, plus maintenance by the Company (to the extent permitted under plan documents) for nine months from the date of termination all benefit plans in which he was entitled to participate while an employee, or the equivalent.

  In November, 1995, the Company entered into an agreement with Biosight Inc., of which William H. Burns, Jr., a director of the Company, is President and principal shareholder. Under the agreement, Biosight Inc. provides consulting services regarding the Company's manufacturing processes and inventory planning. The agreement provides for payment of $30,000 in fees during the year ended March 31, 1996, plus reimbursement of approved out-of-pocket expenses, and future performance related payments to be paid in stock and cash, provided
certain goals are met.   Upon earning $30,000 in performance related payments
(in combined cash and stock), the agreement provides for subsequent performance based payments to be made in the Company's common stock.

  During fiscal 1996, Tracey E. Young, a director of the Company, provided consulting services to the Company regarding development of international markets for the Company's products. In March, 1996, the Board of Directors approved payment of $5,000 in consulting fees to Ms. Young together with a grant of a stock option for 5,000 shares, exercisable at $3.75 per share. In respect of consulting services, the Board approved royalty payments to Ms. Young of $100 per unit (each unit comprised of a pacemaker and lead) sold in Japan for the three year period following approval of the product by regulatory authorities in that country.

  During fiscal 1996, the Company entered into a distribution agreement for the European market with Grupo Taper, S.A., Madrid, Spain ("Grupo Taper"). Dr. Augusto Ocana, who became a director of the Company in April 1996, is an executive officer of Grupo Taper.

  The foregoing transactions between the Company and its affiliates have been negotiated on behalf of the Company by its management. The Company believes that such transactions are in compliance with the Company's policy that transactions with affiliates were on terms at least as favorable as could have been reasonably obtained from an unaffiliated third party.

                                     PART IV

 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBITS

  The following Exhibits are filed as part of this Form 10-KSB:

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

    4.6  Stock Purchase Warrant, dated        Page 55
         October 15, 1995 in favor or
         Sirrom Capital Corporation

    4.7  Stock Purchase Warrant, dated        Page 60
         March 29, 1996 in favor of
         Grupo Taper, S.A.

- --------------------------------------------------------------------------------------------------------
 Exhibit
  Number
- --------------------------------------------------------------------------------------------------------
   10.0  License Agreement between            Exhibit 10.1 to Form 10-Q for the Quarter Ended
         Hughes/Bertolet and the              September 30, 1986, File No. 0-14653
         Company

   10.1  Settlement Agreement and             Exhibit 10.2 to Form 10-K for the Year Ended March 31,
         Release between Applied              1990, File No. 0-14653
         Cardiac Electro-physiology and
         the Company

   10.2  Amended and Restated License         Exhibit 10.19 to Form 8-K Current Report dated April 2,
         Agreement between Intermedics        1993, File No. 0.14653
         Inc. and the Company, dated
         April 2, 1993

   10.3  Amended and Restated Supply          Exhibit 10.20 to From 8-K Current Report dated April  2,
         Contract between Intermedics         1992, File No. 0-14653
         Inc. and the Company, dated
         April 2, 1993

   10.4  Employment Agreement                 Exhibit 10.24 to Form 8-K Current Report dated October
         between Bart C. Gutekunst and        11, 1994, File No. 0-14653
         the Company, dated October 13,
         1994

   10.5  Employment Agreement                 Exhibit 10.25 to Form 8-K Current Report dated October
         between Alan J. Rabin and the        11, 1994, File No. 0-14653
         Company, dated October 13,
         1994

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

   10.8  Agreement between the                Exhibit 10.12 to Form S-1 Registration Statement filed on
         Company and Alan J. Rabin and        March 2, 1995, Registration No. 33-89938
         Bart C. Gutekunst dated July 1,
         1994

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

Exhibit                                              Sequential Page Number or
Number        Description                          Incorporation by ference to
- --------------------------------------------------------------------------------------------------------
  10.12  $1,500,000 Secured Promissory        Exhibit 10.2 to Form 8-K Current Report, dated March
         Note in favor of Sirrom Capital      31, 1995, File No. 0-14653
         Corporation, dated March 31,
         1995

  10.13  Mortgage, Assignment of Rents        Exhibit 10.3 to Form 8-K Current Report, dated March
         and Leases, and Security             31, 1995, File No. 0-14653
         Agreement in favor of Sirrom
         Capital Corporation, dated
         March 31, 1995

  10.14  Second Mortgage and Security         Exhibit 10.4 to Form 8-K Current Report, dated March
         Agreement in favor of Dow            31, 1995, File No. 0-14653
         Corning Enterprises, Inc., dated
         March 31, 1995

  10.15  Subordination Agreement              Exhibit 10.5 to Form 8-K Current Report, dated March
         between the Company Sirrom           31, 1995, File No. 0-14653
         Capital Corporation, and the
         Debentureholders, dated March
         31, 1995

  10.16  Promissory Note and Security         Exhibit 10.16 to Form 10-QSB for the Quarter ended
         Agreement between Intermedics        September 30, 1995, File No. 0-14653
         Inc. and the Company dated
         October 20, 1995

  10.17  Amendment 2 to Supply                Exhibit 10.17 to Form 10-QSB for the Quarter ended
         Contract between Intermedics         September 30, 1995, File No. 0-14653
         Inc.and the Company, October
         20, 1995 dated

  10.18  Amendment 2 to License               Exhibit 10.18 to Form 10-QSB for the Quarter ended
         Agreement between Intermedics        September 30, 1995, File No. 0-14653
         Inc. and the Company, dated
         October 20, 1995

  10.19  Distribution Agreement               Exhibit 10.19 to Form 10-QSB for the Quarter ended
         between Grupo Taper S.A. and         December 31, 1995, File No. 0-14653
         the Company, dated December
         20, 1995

   11.0  Statement re Computation of          Page 66
         Per Share Income (Loss)

  Copies of the above-described exhibits will be furnished to the stockholders upon written request, addressed to President and Chief Executive Officer, Cardiac Control Systems, Inc., 3 Commerce Boulevard, Palm Coast, Florida 32164.

 REPORTS ON FORM 8-K

 There were no reports on Form 8-K filed by the Company during the year ended March 31, 1996.

                                    SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By    /s/ Alan J. Rabin
  ---------------------------------------
     Alan J. Rabin
     President and CEO, and a Director
     Dated: June 25, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on the date indicated. This reporting may be executed in multiple counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.


/s/ Bart C. Gutekunst       Chairman of the Board
- ----------------------------
    Bart C. Gutekunst
    Dated: June 25, 1996


/s/ Alan J. Rabin           President and CEO, and a Director
- ----------------------------
     Alan J. Rabin
     Dated: June 25, 1996


/s/ Tracey E. Young          Director
- ----------------------------
    Tracey E. Young
    Dated: June 25, 1996


/s/ William H. Burns         Director
- ----------------------------
    William H. Burns
    Dated: June  25, 1996


/s/ Larry G. Haimovitch      Director
- -----------------------------
    Larry G. Haimovitch
    Dated: June 25, 1996


/s/ Robert T. Rylee          Director
- -----------------------------
    Robert T. Rylee
    Dated: June 25, 1996

/s/ Augusto Ocana            Director
- -----------------------------
    Augusto Ocana
    Dated: June 25, 1996

/s/ W. Alan Walton           Executive Vice President, Chief Operating Officer
- ----------------------------  (Principal Accounting Officer)
    W. Alan Walton
    Dated: June  25, 1996

                                INDEX OF EXHIBITS




                                                                            SEQUENTIAL PAGE
 EXHIBIT NUMBER                       DESCRIPTION                                NUMBER

4.6               Stock Purchase Warrant, dated October 15,                         55
                  1995 in favor of Sirrom Capital Corporation

4.7               Stock Purchase Warrant dated March 29, 1996                       60
                  In favor of Grupo Taper, S.A.

11.0              Statement of Computation of Per Share Income                      66
                  (Loss).

27                Financial Data Schedule