Form 10QSB
period 1996-06-30
CARDIAC CONTROL SYSTEMS INC
filed 1996-08-12
CIK 706507

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                          ____________________________

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES  EXCHANGE ACT OF 1934


FOR THE QUARTER  ENDED JUNE 30, 1996            COMMISSION FILE NUMBER  0-14653


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

As of July 31, 1996, 2,580,799 shares of the Registrant's common stock, $.10 par value, were issued and outstanding.

================================================================================

                         CARDIAC CONTROL SYSTEMS, INC.

                                  FORM 10-QSB
                                 JUNE 30, 1996

                                     INDEX

- ---------------------------------------------------------------------------
                                                                  Page No.
- ---------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

    Balance Sheets at June 30, 1996 (Unaudited)....................... 3

    Statements of Operations and Accumulated Deficit for the
        Three Months Ended June 30, 1996 and 1995 (Unaudited)......... 4

    Statements of Cash Flows for the Three Months Ended
        June 30, 1996 and 1995 (Unaudited)............................ 5

    Notes to Financial Statements..................................... 6

    Management's Discussion and Analysis of Financial Position
        and Results of Operations..................................... 9


PART II.   OTHER INFORMATION......................................... 14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CARDIAC CONTROL SYSTEMS, INC.
                                 BALANCE SHEETS

- -----------------------------------------------------------------------------------------
                                                                            JUNE 30, 1996
- -----------------------------------------------------------------------------------------
ASSETS                                                                        (UNAUDITED)
    CURRENT ASSETS
        Cash and cash equivalents ........................................... $   835,504
        Accounts and notes receivable .......................................   1,355,470
        Inventories .........................................................   1,817,286
        Prepaid expenses ....................................................     243,475
                                                                              -----------
                     Total current assets ...................................   4,251,735


     PROPERTY, PLANT AND EQUIPMENT, less accumulated
        depreciation of $3,211,741 ..........................................   1,619,925

     OTHER ASSETS ..........................................................      335,792
                                                                              -----------
                     Total assets ..........................................  $ 6,207,452
                                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

     CURRENT LIABILITIES
         Notes  and debt obligations  payable within one year ..............  $   604,303
         Accounts payable ..................................................      240,822
         Accrued interest ..................................................        4,452
         Accrued compensation ..............................................      128,155
         Accrued compensated absences ......................................      144,252
         Deposits payable ..................................................      491,069
         Other accrued expenses ............................................      295,804
                                                                              -----------
                     Total current liabilities .............................    1,908,857
                                                                              -----------

    NOTES AND DEBT OBLIGATIONS PAYABLE AFTER ONE YEAR ......................    1,404,185
                                                                              -----------

    OTHER LIABILITIES ......................................................      188,281
                                                                              -----------

    DEFERRED ROYALTIES .....................................................      221,400
                                                                              -----------

    STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, $.10 par value, 30,000,000 shares authorized,
              2,580,799 shares issued and outstanding ......................      258,080
        Capital in excess of par value .....................................   22,179,635
        Accumulated deficit ................................................  (19,942,048)
        Treasury stock at cost 3,571 shares ................................      (10,938)
                                                                              -----------
                     Total stockholders' equity (deficit) ..................    2,484,729

    COMMITMENTS AND CONTINGENT LIABILITIES .................................            -
                                                                              -----------

                     Total liabilities and stockholders' equity (deficit) ..  $ 6,207,452
                                                                              ===========

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                          STATEMENTS OF OPERATIONS AND
                              ACCUMULATED DEFICIT
                                  (UNAUDITED)

- --------------------------------------------------------------------------------
Three Months Ended June 30,                              1996           1995
- ---------------------------------------------------------------------------------
REVENUE
   Net sales ........................................ $  1,202,493   $  1,272,003
   Royalty income ...................................      694,525        501,800
                                                      ---------------------------
       Total revenue ................................    1,897,018      1,773,803
                                                      ---------------------------

COSTS AND EXPENSES
    Cost of products sold ...........................      692,631        633,390
    Selling, general and administrative expenses ....      821,340        907,563
    Engineering, research and development expenses ..      444,877        259,876
                                                      ---------------------------
        Total cost and expenses .....................    1,958,848      1,800,829
                                                      ---------------------------

OPERATING LOSS ......................................      (61,830)       (27,026)
                                                      ---------------------------

OTHER INCOME (EXPENSES)
    Interest income .................................       10,548          6,527
    Interest expense ................................     (134,789)      (136,927)
    Other income ....................................       25,000             48
                                                      ---------------------------
        Total other income (expenses) ...............      (99,241)      (130,352)
                                                      ---------------------------
NET LOSS ............................................     (161,071)      (157,378)

ACCUMULATED DEFICIT - BEGINNING OF PERIOD ...........  (19,780,977)   (19,519,472)
                                                      ---------------------------

ACCUMULATED DEFICIT - END OF PERIOD ................. $(19,942,048)  $(19,676,850)
                                                      ===========================

NET LOSS PER COMMON SHARE ...........................        $(.06)         $(.12)
                                                      ===========================

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING .........    2,561,427      1,342,819
                                                      ===========================




                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

- ----------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                                                                   1996         1995
- -----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss ..............................................................................$ (161,071)  $(157,378)
    Adjustment to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization ....................................................   126,381     114,215
         Gain on fixed assets disposals ...................................................      (491)       (878)
         Cash provided by (used for):
              Accounts and notes receivable ...............................................   (20,113)    151,437
              Inventories .................................................................   217,158    (125,608)
              Prepaid expenses ............................................................  (179,402)    (77,013)
              Other assets ................................................................   (10,755)     (2,775)
              Accounts payable ............................................................   (59,886)    (34,998)
              Accrued interest ............................................................    (4,760)     35,409
              Accrued compensation ........................................................   (54,297)    (67,642)
              Accrued compensation absences ...............................................     7,482      10,883
              Deposits payable ............................................................   (28,525)    (80,560)
              Other accrued expenses ......................................................    40,443      69,640
              Other liabilities ...........................................................     4,890      11,600
              Deferred royalties ..........................................................  (106,850)    (77,200)
                                                                                           -------------------------
 Net cash provided (used) by operating activities .........................................  (229,816)   (253,502)
                                                                                           -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment .............................................  (140,432)   (123,111)
    Proceeds from sale of equipment .......................................................       491       3,966
                                                                                           -------------------------
 Net cash used by investing activities ....................................................   139,941    (119,145)
                                                                                           -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock and stock warrants, net of issuance expenses ...   246,033
    Proceeds from notes and debt obligations payable ......................................    47,545      68,490
    Repayment of notes and debt obligations payable .......................................  (254,568)    (20,083)
    Principal payments under capital lease obligations ....................................      (929)       (813)
    Principal payments under installment purchase obligations .............................                  (843)
    Debt issuance costs ...................................................................               (22,634)
                                                                                           -------------------------
 Net cash provided by financing activities ................................................    38,081      24,117
                                                                                           -------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................................  (331,677)   (325,896)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ............................................. 1,167,181     667,490
                                                                                           -------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD .................................................$  835,504   $ 341,594
                                                                                           =========================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid during the period ...................................................... $   82,228   $  89,577

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Reduction in accounts payable in exchange for common stock ........................... $    5,000

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying balance sheet of Cardiac Control Systems, Inc. (the "Company") as of June 30, 1996, the related statements of operations and accumulated deficit for the three months ended June 30, 1996 and 1995, and the statements of cash flows for the three months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the Company at June 30, 1996 and the results of operations and cash flows for the three months ended June 30, 1996 and 1995.

Certain reclassifications have been made to the unaudited financial statements previously reported for the three months ended June 30, 1995 to conform with classifications used in the unaudited financial statements for the three months ended June 30, 1996.

The accompanying unaudited financial statements as of June 30, 1996 and for the three months ended June 30, 1996 and 1995 should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1996.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has a history of net losses and incurred a net loss for the three months ended June 30, 1996 of $161,071. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company believes that sales growth is critical to attaining a profitable level of operations. Therefore, the Company is continuing its efforts to expand its sales volume, both domestically and internationally. Management believes that the Company has the potential to increase sales and ultimately achieve a profitable level of operations. Also, the Company is pursuing additional working capital to expand its market position and pursue development of new technologies. However, there is no assurance that the Company will be able to attain profitable operations and continue operations as a going concern.

NOTE 2 - INVENTORIES

Inventories at June 30, 1996 are summarized as follows:

               ------------------------------------------------
                                                  June 30, 1996
                                                  -------------
               Raw materials and supplies ........$  360,930
               Work-in-process ...................   963,919
               Finished goods ....................   536,754
                                                  -------------
                                                   1,861,603
               Reserve for obsolescence ..........   (44,317)
                                                  -------------
                                                  $1,817,286
               ------------------------------------------------

Finished goods inventories include approximately $313,844 of products consigned to customers and independent sales representatives at June 30, 1996.

NOTE 3 - NOTES AND DEBT OBLIGATIONS PAYABLE

Notes and debt obligations consist of the following at June 30, 1996:

          ----------------------------------------------------------
                                                      June 30, 1996
                                                      --------------
          Sirrom mortgage note, net of discount (A) ..   $1,395,375
          Intermedics loan (B) .......................      552,714
          Other.......................................       60,399
                                                        ------------
                                                          2,008,488
          Amount payable within one  year.............     (604,303)
                                                        ------------
          Amount payable after one year...............   $1,404,185
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

(B) On October 20, 1995, the Company entered into a Promissory Note and Security Agreement (the "Security Agreement") with Intermedics, Inc., a Delaware Corporation, ("Intermedics") and executed a $1,000,000 secured promissory note. Interest on the note is payable at 24.5% and all principal and interest is due September 1, 1998. Payments of principal and interest are made as sales of electrode leads are made from the Company to Intermedics. As such sales are made, the amount paid by Intermedics to the Company to purchase the leads is reduced by $250 for the first 4,000 leads and $90 for additional leads. This reduction in payments is offset against the note payable and accrued interest balance due to Intermedics. Based upon projected sales of leads to Intermedics, the Company anticipates that the entire loan balance will be paid by March 31, 1997 and, accordingly, the entire balance has been classified as a current liability. The security agreement provides for alternative payment methods in the event the Company ceases sales of leads to Intermedics. The note is secured by a first security interest in the proceeds of all sales of leads from the Company to Intermedics after October 15, 1995 as well as a first security interest in any royalties received by the Company from Intermedics after October 15, 1995. Sirrom consented to subordinate its security interest in a portion of these sales proceeds on royalties to facilitate this transaction.

Aggregate notes and debt obligations outstanding at March 31, 1996 mature as follows: 1997 - $604,303; 1998 - $4,603; 1999 - $4,180; 2000 - $1,395,375.

NOTE 4 - STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK

During the three months ended June 30, 1996, the Company issued 1,428 shares of common stock in payment of an accounts payable balance of $5,000 and 50,000 shares of common stock to Sirrom Capital Corporation at a price of $5.00 per share plus right to exercise a warrant to purchase 25,000 shares of common stock at $0.01 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY

The Company's continuing efforts towards expanding its engineering, research and development activities, building sales and marketing organizations and its capital expenditure and debt service requirements contributed to negative cash flow during the first quarter of fiscal 1997.

Cash used by operations during the first quarter of fiscal 1997 approximated $230,000. Capital expenditures and repayment of debt and capital lease obligations additionally utilized approximately $140,000 and $255,000 respectively. Proceeds from the issuance of common stock and warrants, net of issuance expenses, approximated $246,000. Overall, negative cash flow for the first quarter of fiscal 1997 approximated $332,000.

Cash used by operations during the first quarter of fiscal 1996 approximated $253,000. Capital expenditures and repayment of debt obligations during the first quarter of fiscal 1996 approximated $123,000 and $22,000, respectively. Short term borrowings during the first quarter of fiscal 1996 aggregated $68,000. Overall, negative cash flow for the first quarter of fiscal 1996 approximated $326,000.

The Company has no significant commitment for the acquisition of capital assets. It has, however, material commitments pursuant to certain inventory procurement contracts that aggregate approximately $1,317,000 at June 30, 1996.

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

RESULTS OF OPERATIONS

OVERVIEW. Overall, the Company's total revenues for the first quarter of fiscal 1997 increased 7% to $1.9 million as compared to $1.8 million for the first quarter of fiscal 1996. Sales decreased from $1.3 million to $1.2 million but royalties increased from $0.5 million to $0.7 million for the first quarter of fiscal 1997 as compared to the quarter of fiscal 1996. Royalty income represents royalties from Intermedics Inc. pursuant to a License Agreement between the Company and Intermedics. The increase in revenue was slightly more than offset by an increase in costs and expenses which resulted in a 2% increase in the net loss to $161,000 for the first quarter of fiscal 1997, as compared to a net loss of $157,000 for the first quarter of fiscal 1996.

SALES.   Although overall sales values declined by 5%, unit sales of pacemakers and electrode leads increased by 6% and 8% respectively; unit sales of hybrid circuits declined by 37%. The decrease in sales values was largely due to the increasing proportionate volume of pacer unit sales to Europe, where the selling prices are lower than those in the domestic market.

Sales by geographic area for the first quarter of fiscal 1997 and 1996 are as follows:

                     Geographic Area       1997        1996
                     -----------------------------------------
                     United States .....$1,069,518  $1,148,615
                     Europe ............   132,975     123,388
                                        ----------------------
                                        $1,202,493  $1,272,003
                     -----------------------------------------


The Company's domestic sales for the first quarter of fiscal 1997 decreased 7% as compared to the first quarter of fiscal 1996. The decrease in domestic sales was a result of a reduction in the sale of pacer units together with a reduction in average prices for pacers; these were partially offset by an increase in the sale of electrode lead units. Sales to Europe for the first quarter of fiscal 1997 increased as compared to the first quarter of fiscal 1996. Increases in the values of pacer and electrode lead sales were partially offset by a decrease in the value of sales of hybrid circuits. Shipments to the Company's European partner, Grupo Taper S.A. of Madrid, Spain, were held pending confirmation of the Company's right to use the European Union CE Mark, which was received after the end of the quarter.

Sales by product line for the first quarter of fiscal 1997 and 1996 are as follows:

                     ------------------------------------------------------------------
                     Product Line                                   1997        1996
                     ------------------------------------------------------------------
                     Single-chamber pacemakers ................. $  187,019  $  130,873
                     Dual-chamber pacemakers ...................     57,960           -
                     Atrial-controlled ventricular pacemakers ..    271,064     454,764
                     Hybrid circuits ...........................     60,500     100,125
                     Electrode leads ...........................    598,967     581,665
                     Other .....................................     26,983       4,576
                                                                 ----------------------
                                                                 $1,202,493  $1,272,003
                     ------------------------------------------------------------------


ROYALTY INCOME. Royalty income represents royalty fees from Intermedics Inc. pursuant to a License Agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Intermedics began marketing this pacing system in March 1995. The future potential royalties to be recorded over the life of the License Agreement are estimated at $2.0 million.

COSTS OF PRODUCTS SOLD. The cost of products sold in the first quarter of fiscal 1997 was $692,631, compared to $633,390 in the first quarter of fiscal 1996, representing an increase of 9% as compared with the decrease of 7% in sales values, which decreased the gross margin from 50% to 42%. This reduction was due to customer mix, with a higher volume of unit sales to Intermedics and the international market, where selling prices are lower than in the domestic market, and to a reduction in production volumes better to manage inventory levels, thus having a negative effect on overhead absorption.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $821,340 in the first quarter of fiscal 1997, representing a decrease of 9% from $907,563 in the first quarter of fiscal 1996. Selling expenses reduced from $531,175 in the first quarter of fiscal 1996 to $481,740 in the first quarter of fiscal 1997. General and administrative expenses reduced from $376,388 in the first quarter of fiscal 1996 to $339,600 in the first quarter of fiscal 1997 due mainly to reduced salary costs.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. Engineering, research and development costs were $444,877 in the first quarter of fiscal 1997, representing an increase of 71% from $259,876 in the first quarter of fiscal 1996 due to the planned intensified development activities in the areas of single pass electrode leads, bipolar dual chamber operation, rate responsive pacing and a replacement programmer.

OTHER INCOME AND EXPENSES. Interest income was $10,548 during the first quarter of fiscal 1997, representing an increase of 62% from $6,527 in the first quarter of fiscal 1996. Total interest expense decreased from $136,927 in the first quarter of fiscal 1996 to $134,789 in the first quarter of fiscal 1997.
Interest paid to Sirrom Capital Corporation in respect of a secured loan of $1,500,000 granted on March 31, 1995 was $50,486 in each of the first quarters of fiscal years 1997 and 1996. Interest in the sum of $35,964 on $2,885,000 5% Convertible Debentures was paid in the first quarter of fiscal 1996, but as these Debentures were converted to common stock on March 31, 1996, no Debenture interest was payable during the first quarter of fiscal 1997. Interest in the sum of $30,485 was paid to Intermedics Inc. during the first quarter of fiscal 1997 in respect of the outstanding proceeds of a promissory note in the sum of $1,000,000 executed on October 20, 1995. The balances of principal and accrued interest outstanding pursuant to the Intermedics' promissory note at June 30, 1996 were $552,714 and $4,452. Debt amortization costs increased from $47,349 in the first quarter of fiscal 1996 to $52,561 in the first quarter of fiscal 1997. Other income during the first quarter of fiscal 1997 was $25,000 in respect of a prior year deposit now taken into income.

OPERATING TRENDS AND UNCERTAINTIES

SALES. The ability of the Company to maintain a profitable level of operations is dependent upon expansion of sales volume, both domestically and internationally and continued development of new, advanced products. The Company believes that with the commercial release of its atrial -controlled ventricular pacing system, which is a system the Company believes is capable of attracting a significant market share, and the introduction of its new line of smaller, more competitive pacing products, it now has the potential to improve its sales and the recruitment of sales representatives. The Company received clearance by the FDA to commercially distribute this new line of products in fiscal 1994 for its single-chamber and atrial-controlled ventricular devices.

The European Union (EU) nations have adopted universal standards in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EU which is evidenced by being granted the CE Mark. Standards for active implantable medical products were implemented January 1, 1993, with a transition period ending December 31, 1994. In order for the Company to continue to sell its product in the EU, it must obtain certification, the CE
Mark.   The Company successfully passed an audit of its Quality System to the
ISO 9002 in April/May 1996. The audit was conducted by a registered Notified Body of the European Union and represented the completion of a critical step in securing the CE Mark. The final steps of product testing and review of technical documentation were subsequently completed, and the CE Mark was issued by the Notified Body following the end of the quarter.

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

The Company's ability to successfully compete with Intermedics and other pacemaker manufacturers will depend on the Company's ability to supply product and recruit and increase a quality sales force and continue to develop and release new advanced products. The Company historically has been restricted in its marketing capabilities due to financial constraints impeding its ability to supply products and recruit and train a sales force. However, the availability of capital from the Debenture financing and subsequent conversion of the Debentures and the cash flow generated from Intermedics' orders and royalties have positioned the Company to increase its research and development capabilities, expand its sales force and provide an uninterrupted supply of products.

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

Suppliers of custom Application Specific Integrated Circuits (ASIC's) have advised that the technology used to produce these integrated circuits will no longer be supported. As such, the Company placed one last bulk order to ensure the availability of sufficient integrated circuits to satisfy projected demands for product. The new pacing system under development will realize appropriate ASIC's for the new system obviating the need for perpetual supply of the currently used ASIC's.

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

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On January 4, 1994, a financial brokering and consulting firm filed suit against the Company in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida (the "Court"), alleging that the Company had breached certain contractual duties and obligations. The suit requests a judgment requiring the Company to deliver warrants to purchase 15% of the Company's common stock, and damages in excess of $15,000. The Company denied liability and filed a counterclaim alleging that the brokering firm fraudulently induced the Company into the Agreement then breached the Agreement and certain fiduciary duties. Management plans to vigorously defend the lawsuit and pursue its counterclaims. In the opinion of management, this action has no merit and the ultimate outcome is not expected to materially affect the financial position of the Company.


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

4.6     Stock Puchase Warrant, dated         Exhibit 4.6 to Form 10-KSB for the year ended March 31,
         October 15, 1995 in favor of         1996, File No. 0-14653
         Sirrom Capital Corporation

4.7     Stock Purchase Warrant, dated        Exhibit 4.7 to Form 10-KSB for the year ended March 31,
         March 29, 1996 in favor of           1996, File No. 0-14653
         Grupo Taper, S.A.Exhibit

- --------------------------------------------------------------------------------------------------
Exhibit                                       Sequential Page Number or
Number   Description                          Incorporation by Reference to
- --------------------------------------------------------------------------------------------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
6(a). Exhibits

Exhibits filed in Part II of this Report are as follows:

- ----------------------------------------------------------------------------------------------------------
Exhibit                                       Sequential Page Number or
Number   Description                          Incorporation by Reference to
- ----------------------------------------------------------------------------------------------------------
  10.10  Employment Agreement between         Exhibit 10.14 to Form S-1 Registration Statement filed on
         Robert R. Brownlee and the           March 2, 1995, Registration No. 33-89938
         Company dated as of October 1,
         1994

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

  10.16  Promissory Note and Security         Exhibit 10.16 to Form 10-QSB for the Quarter ended
         Agreement between Intermedics        September 30, 1995, File No. 0-14653
         Inc., and the Company dated
         October 20, 1995

  10.17  Amendment 2 to Supply                Exhibit 10.17 to Form 10-QSB for the Quarter ended
         Contract between Intermedics         September 30, 1995, File No. 0-14653
         Inc., and the Company, dated
         October 20, 1995

  10.18  Amendment 2 to License               Exhibit 10.18 to Form 10-QSB for the Quarter ended
         Agreement between Intermedics        September 30, 1995, File No. 0-14653
         Inc., and the Company, dated
         October 20, 1995

- --------------------------------------------------------------------------------
Exibit                                        Sequential Page Number or
Number   Description                          Incorporation by Reference to
- --------------------------------------------------------------------------------
10.19    Distribution Agreement between       Exhibit 10.19 to Form 10-QSB for the Quarter ended
         Grupo Taper S.A. and the             December 31, 1995, File No. 0-14653
         Company, dated December 20,
         1995
         ------------------------------

     Copies of the above described exhibits will be furnished to the stockholders upon written request, addressed to President and Chief Executive Officer, Cardiac Control Systems, Inc., 3 Commerce Boulevard, Palm Coast, Florida 32164.

     6(B).  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed by the Company during the three months ended June 30, 1996.

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CARDIAC CONTROL SYSTEMS, INC.
                                   (Registrant)



Date:  August 8,1996                  By: /s/ Alan J. Rabin
      -------------------             ----------------------------------------
                                         Alan J. Rabin
                                         President and Chief Executive Officer



Date:  August 8, 1996                 By: /s/ W. Alan Walton
      -------------------             ----------------------------------------
                                         W. Alan Walton
                                         Executive Vice President and Chief
                                         Operating Officer