Form 10QSB
period 1996-09-30
CARDIAC CONTROL SYSTEMS INC
filed 1996-11-12
CIK 706507

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                          ____________________________

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES  EXCHANGE ACT OF 1934


FOR THE QUARTER  ENDED SEPTEMBER 30, 1996        COMMISSION FILE NUMBER  0-14653


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

As of October 31, 1996, 2,580,799 shares of the Registrant's common stock, $.10 par value, were outstanding.

===============================================================================

                         CARDIAC CONTROL SYSTEMS, INC.

                                  FORM 10-QSB
                               SEPTEMBER 30, 1996

                                     INDEX
------------------------------------------------------------------------------
                                                                      Page No.
------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

    Balance Sheet at September 30, 1996 (Unaudited).....................   3
    Statements of Operations and Accumulated Deficit for
      the Three Months and Six Months Ended
      September 30, 1996 and 1995 (Unaudited)............................  4
    Statements of Cash Flows for the Six Months Ended
      September 30, 1996 and 1995 (Unaudited)............................  5
    Notes to Financial Statements........................................  6
    Management's Discussion and Analysis of Financial Position
      and Results of Operations..........................................  9

PART II.  OTHER INFORMATION.............................................. 15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CARDIAC CONTROL SYSTEMS, INC.
                                 BALANCE SHEET

--------------------------------------------------------------------------------------
                                                                         September 30,
                                                                              1996
-------------------------------------------------------------------------------------
ASSETS                                                                    (Unaudited)

    CURRENT ASSETS
        Cash and cash equivalents....................................   $    400,948
        Accounts and notes receivable................................        977,078
        Inventories..................................................      1,810,359
        Prepaid expenses.............................................        438,949
                                                                        ------------
                     Total current assets............................      3,627,334

     PROPERTY, PLANT AND EQUIPMENT, less accumulated
        depreciation of $3,289,790...................................      1,645,648

     OTHER ASSETS....................................................        338,550
                                                                        ------------
                     Total assets....................................   $  5,611,532
                                                                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
         Notes and debt obligations payable within one year........     $    318,228
         Accounts payable............................................        379,498
         Accrued interest............................................          2,082
         Accrued compensation........................................        213,691
         Accrued compensated absences................................         93,669
         Deposits payable............................................        453,344
         Other accrued expenses......................................        302,745
                                                                        ------------
                     Total current liabilities.......................      1,763,257
                                                                        ------------

    NOTES AND DEBT OBLIGATIONS PAYABLE AFTER ONE YEAR................      1,437,961
                                                                        ------------

    OTHER LIABILITIES................................................        109,298
                                                                        ------------

    DEFERRED ROYALTIES...............................................        141,500
                                                                        ------------

    STOCKHOLDERS' EQUITY
        Common stock, $.10 par value, 30,000,000 shares authorized,
              2,584,370 shares issued................................        258,437
        Capital in excess of par value...............................     22,179,278
        Accumulated deficit..........................................    (20,267,262)
        Treasury stock at cost 3,571 shares..........................        (10,937)
                                                                        ------------
                     Total stockholders' equity......................      2,159,516
                                                                        ------------

                     Total liabilities and stockholders' equity.....    $  5,611,532
                                                                        ============

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                          STATEMENTS OF OPERATIONS AND
                              ACCUMULATED DEFICIT
                                  (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended             Six Months Ended
                                                                  September 30,                 September 30,
                                                               1996           1995           1996          1995
-------------------------------------------------------------------------------------------------------------------
REVENUE
       Net sales.......................................  $    968,682   $  1,314,899   $  2,171,175   $  2,586,902
       Royalty income..................................       519,350        486,850      1,213,875        988,650
                                                         ---------------------------------------------------------
               Total revenue...........................     1,488,032      1,801,749      3,385,050      3,575,552
                                                         ---------------------------------------------------------

COSTS AND EXPENSES
       Cost of products sold...........................       497,412        591,325      1,190,043      1,224,715
       Selling, general and administrative expenses....       728,195        830,674      1,549,535      1,738,236
       Engineering, research and development expenses..       462,270        317,073        907,147        576,950
                                                         ---------------------------------------------------------
               Total cost and expenses.................     1,687,877      1,739,072      3,646,725      3,539,901
                                                         ---------------------------------------------------------

OPERATING INCOME (LOSS)................................      (199,845)        62,677       (261,675)        35,651

OTHER INCOME (EXPENSES)
       Interest income.................................         5,725          1,492         16,273          8,019
       Interest expense................................      (131,094)      (145,083)      (265,883)      (282,010)
       Other income....................................             -         75,006         25,000         75,054
                                                         ---------------------------------------------------------
               Total other income (expenses)...........      (125,369)       (68,585)      (224,610)      (198,937)
                                                         ---------------------------------------------------------
NET LOSS...............................................      (325,214)        (5,908)      (486,285)      (163,286)

ACCUMULATED DEFICIT - BEGINNING OF PERIOD..............   (19,942,048)   (19,676,850)   (19,780,977)   (19,519,472)
                                                         ---------------------------------------------------------

ACCUMULATED DEFICIT - END OF PERIOD....................  $(20,267,262)  $(19,682,758)  $(20,267,262)  $(19,682,758)
                                                         =========================================================

NET INCOME (LOSS) PER COMMON SHARE.....................         $(.13)          $.00          $(.19)         $(.12)
                                                         =========================================================

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING............     2,580,799      1,343,280      2,571,166      1,343,051
                                                         =========================================================

See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
Six Months Ended September 30,                                                                   1996        1995
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss.............................................................................. $ (486,285)  $(163,286)
    Adjustment to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization....................................................    265,059     233,167
         Gain on fixed assets disposals...................................................       (491)     (4,274)
         Cash provided by (used for):
              Accounts and notes receivable...............................................    358,279     194,488
              Inventories.................................................................    224,086    (355,383)
              Prepaid expenses............................................................   (374,876)    (45,078)
              Other assets................................................................    (39,288)     (2,775)
              Accounts payable............................................................     78,789     (15,725)
              Accrued interest............................................................     (7,130)     71,768
              Accrued compensation........................................................     31,238     (99,170)
              Accrued compensation absences...............................................    (43,100)     11,553
              Deposits payable............................................................    (66,250)   (150,562)
              Other accrued expenses......................................................     47,385     107,539
              Other liabilities...........................................................    (74,093)     10,300
              Deferred royalties..........................................................   (186,750)   (152,100)
--------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used for) operating activities.....................................   (273,427)   (359,538)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment.............................................   (244,203)   (252,881)
    Proceeds from sale of equipment.......................................................        491      20,196
--------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used for) investing activities.....................................   (243,712)   (232,685)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock and stock warrants, net of issuance expenses...    246,033           -
    Proceeds from notes and debt obligations payable......................................     32,035      68,490
    Repayment of notes and debt obligations payable.......................................   (525,273)    (40,677)
    Principal payments under capital lease obligations....................................     (1,889)     (1,654)
    Principal payments under installment purchase obligations.............................          -      (1,728)
    Debt issuance costs...................................................................          -     (22,634)
--------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used for) financing activities.....................................   (249,094)      1,797
--------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................   (766,233)   (590,426)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR.............................................  1,167,181     667,490

CASH AND CASH EQUIVALENTS - END OF PERIOD................................................. $  400,948   $  77,064

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid during the period....................................................... $  159,039   $ 107,756

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Reduction in accounts payable in exchange for common stock............................ $    5,000           -
    Reduction in accrued compensation in exchange for common stock........................          -   $   2,000


                See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The accompanying balance sheet of Cardiac Control Systems, Inc. (the "Company") as of September 30, 1996, the related statements of operations and accumulated deficit for the three months and six months ended September 30, 1996 and 1995, and the statements of cash flows for the six months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the Company at September 30, 1996, and the results of operations for the three months and six months ended September 30, 1996 and 1995 and the cash flows for the six months ended September 30, 1996 and 1995.

Certain reclassifications have been made to the unaudited financial statements previously reported for the three months and six months ended September 30, 1995 to conform with classifications used in the unaudited financial statements for the three months and six months ended September 30, 1996.

The accompanying unaudited financial statements as of September 30, 1996 and for the three months and six months ended September 30, 1996 and 1995 should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1996.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has a history of net losses and incurred a net loss of $486,285 for the six months ended September 30, 1996. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company believes that sales growth is critical to attaining a profitable level of operations. Therefore, the Company is continuing its efforts to expand its sales volume, both domestically and internationally. Management believes that the Company has the potential to increase sales and ultimately achieve a profitable level of operations. However, there is no assurance that the Company will be able to attain profitable operations and continue operations as a going concern.

NOTE 2 - INVENTORIES

Inventories at September 30, 1996 are summarized as follows:

          -------------------------------------------
                                        September 30,
                                            1996
                                         (unaudited)
                                        -------------
          Raw materials and supplies       $  314,318
          Work-in-process                   1,020,656
          Finished goods                      515,779
                                         ------------
                                            1,850,753
          Reserve for obsolescence            (40,394)
                                         ------------
                                           $1,810,359
          -------------------------------------------

Finished goods inventories include approximately $269,000 of products consigned to customers and independent sales representatives at September 30, 1996.

NOTE 3 - NOTES AND DEBT OBLIGATIONS PAYABLE

Notes and debt obligations consist of the following at September 30, 1996:

        ----------------------------------------------------------
                                                      September 30,
                                                          1996
                                                      -------------
        Sirrom mortgage note, net of discount (A).....  $1,430,250
        Intermedics loan (B)..........................     282,010
        Other.........................................      43,929
                                                        ----------
                                                         1,756,189
        Amount payable within one year................     318,228
                                                        ----------
        Amount payable after one year.................  $1,437,961
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

Aggregate notes and debt obligations outstanding at September 30, 1996 mature as follows: 1997 - $318,228; 1998 - $2,236; 1999 - $5,131; 2000 - $1,430,594.

NOTE 4 - STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK

During the six months ended September 30, 1996, the Company issued 1,428 shares of common stock in payment of an accounts payable balance of $5,000 and 50,000 shares of common stock to Sirrom Capital Corporation at a price of $5.00 per share plus the right to exercise a warrant to purchase 25,000 shares of common stock at $0.01 per share, which was valued at $81,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY

The Company's continuing efforts towards expanding its engineering, research and design activities, building sales and marketing organizations and its capital expenditure and debt service requirements contributed to negative cash flow during the first half of fiscal 1997.

Cash used by operations during the first half of fiscal 1997 approximated $273,000. Capital expenditures and repayment of debt and capital lease obligations additionally utilized approximately $244,000 and $527,000 respectively. Proceeds from the issuance of common stock and warrants, net of issuance expenses, approximated $246,000. Overall, negative cash flow for the first half of fiscal 1997 approximated $766,000.

The Company has no significant commitments for the acquisition of capital assets. It has, however, material commitments pursuant to certain inventory procurement contracts that aggregate approximately $1,039,000 at September 30, 1996.

The Company is currently pursuing additional working capital in order to continue its development of new technologies, continue its efforts in building a domestic sales force and support its operations. The ability of the Company to generate adequate amounts of cash either through external financing sources or operations to meet its working capital, capital expenditure and debt service requirements on a long-term basis is dependent upon the attainment of a profitable level of operations. The Company believes that sales growth is critical to the attainment of a profitable level of operations. Accordingly, the Company is continuing its efforts to expand the volume of its business, both domestically and internationally. The Company believes that it has the potential to increase its sales and ultimately achieve a profitable level of operations. However, there is no assurance that the Company's operations will improve and/or generate the cash flow required to meet the Company's liquidity needs, or that the Company will be able to continue its operations as a going concern.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 versus Three months Ended September 30, 1995.

OVERVIEW. The Company's total revenues for the second quarter of fiscal 1997 decreased by 17% to $1.5 million as compared to $1.8 million for the second quarter of fiscal 1996. Sales decreased from $1.3 million in the second quarter of fiscal 1996 to $1.0 million in the second quarter of fiscal 1997; royalty income remained at the $0.5 million level in the second quarter of fiscal 1997, as in the second quarter of fiscal 1996. Royalty income represents royalties from Intermedics Inc. pursuant to a License agreement between the Company and Intermedics. Total operating costs in the second quarter of fiscal 1997 were some $51,000 lower than those incurred during the second quarter of fiscal 1996, resulting in an operating loss of $200,000 in the second quarter of fiscal 1997 compared to an operating profit of $63,000 in the second quarter of fiscal 1996.

SALES.    Total sales during the second quarter of fiscal 1997 decreased by
$346,217or 26% to $968,682 from the level of $1,314,899 achieved during the second quarter of fiscal 1996. The major part of the decrease occurred in sales of pacers in the domestic market. There were no sales of hybrid circuits to Europe during the second quarter of fiscal 1997, but an order has been received for $168,750 of hybrid circuits to be shipped during the second half of fiscal 1997. Following receipt of the confirmation of the Company's right to use the European Union CE Mark, sales of pacers to Europe during the second quarter of fiscal 1997 increased by $94,590 to $140,140 from the level of $45,550 achieved in the second quarter of fiscal 1996.

Sales by geographic area for the second quarters of fiscal 1997 and fiscal 1996 were as follows:

               ---------------------------------------
               Geographic Area      1997       1996
               ---------------------------------------
               United States..... $792,957  $1,145,449
               Europe............  175,725     169,450
                                  --------------------
                                  $968,682  $1,314,899
               ---------------------------------------

ROYALTY INCOME. Royalty income represents royalty fees from Intermedics Inc. pursuant to a License Agreement between the Company and Intermedics whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. The future potential royalties to be recorded over the remaining life of the agreement, which is expected to terminate in January 1998, are estimated at $2.5 million.

COST OF PRODUCTS SOLD. The cost of products sold in the second quarter of fiscal 1997 was $497,412, compared to $591,325 in the second quarter of fiscal 1996, representing a decrease of 16% as compared with the decrease of 26% in sales, which reduced the gross margin from 55% to 49%. This reduction was due to a change in customer mix, with a higher proportion of sales to the international market, where selling prices are lower than in the domestic market, and to a reduction in production volumes better to manage inventory levels, thus having an adverse effect on overhead absorption.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $728,195 in the second quarter of fiscal 1997, representing a decrease of 12% from $830,674 in the second quarter of fiscal 1996. This reduction is largely due to a decrease of $125,172 in sales commissions.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. Engineering, research and development costs were $462,270 in the second quarter of fiscal 1997, representing an increase of 46% from $317,073 in the second quarter of fiscal 1996, due to the planned intensified development activities in the areas of single pass electrode leads, bipolar dual chamber operation, rate responsive pacing and a replacement programmer.

OTHER INCOME AND EXPENSES. Interest income was $5,725 during the second quarter of fiscal 1997, as compared to $1,492 in the second quarter of fiscal 1996. Total interest expense decreased from $145,083 in the second quarter of fiscal 1996 to $131,094 in the second quarter of fiscal 1997. Interest paid to Sirrom Capital Corporation in respect of a secured loan of $1,500,000 granted on March 31, 1995 was $51,041 in each of the second quarters of fiscal years 1997 and 1996. Interest in the sum of $27,435 was paid to Intermedics Inc. during the second quarter of fiscal 1997 in respect of the outstanding proceeds of a promissory note in the sum of $1,000,000 executed on October 20, 1995. The balance of principal and accrued interest outstanding pursuant to the Intermedics' promissory note at September 30, 1996 were $282,010 and $2,082. Debt amortization costs decreased from $55,135 in the second quarter of fiscal 1996 to $54,284 in the second quarter of fiscal 1997. Other income of $75,000 during the second quarter of fiscal 1996 represents a prior year deposit taken into income.

Six Months Ended September 30, 1996 versus Six months Ended September 30, 1995.

OVERVIEW. The Company's total revenues for the first half of fiscal 1997 decreased by 5% to $3.4 million as compared to $3.6 million for the first half of fiscal 1996. Sales decreased from $2.6 million in the first half of fiscal 1996 to $2.2 million in the first half of fiscal 1997; royalty income increased from $1.0 million in the first half of fiscal 1997 to $1.2 million in the first half of fiscal 1996. Royalty income represents royalties from Intermedics Inc. pursuant to a License agreement between the Company and Intermedics. Total operating costs in the first half of fiscal 1997 were some $107,000 higher than those incurred during the first half of fiscal 1996, resulting in an operating loss of $262,000 in the first half of fiscal 1997 compared to an operating profit of $36,000 in the first half of fiscal 1996.

SALES. Total sales during the first half of fiscal 1997 decreased by $415,727 or 16% to $2,171,175 from the level of $2,586,902 achieved during the first half
of fiscal 1996.   Sales of hybrid circuits to Europe during the first half of fiscal 1997 declined by $147,150 to $60,500 as compared to the level of $207,650 achieved during the first half of fiscal 1996, but an order has been received for $168,750 of hybrid circuits to be shipped during the second half of fiscal 1997. Sales of pacers to Europe during the first half of fiscal 1997 increased by $136,690 to $198,890 from the level of $62,200 achieved in the first half of fiscal 1996.

Sales by geographic area for the first halves of fiscal 1997 and 1996 are as follows:

              -----------------------------------------
              Geographic Area       1997        1996
              -----------------------------------------
              United States..... $1,862,475  $2,294,064
              Europe............    308,700     292,838
                                 ----------------------
                                 $2,171,175  $2,586,902
              -----------------------------------------

ROYALTY INCOME. Royalty income represents royalty fees from Intermedics Inc. pursuant to a License Agreement between the Company and Intermedics whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. The future potential royalties to be recorded over the remaining life of the Agreement, which is expected to terminate in January 1998, are estimated at $2.5 million.

COST OF PRODUCTS SOLD. The cost of products sold in the first half of fiscal 1997 was $1,190,043 compared to $1,224,715 in the first half of fiscal 1996, representing a decrease of 3% as compared to a decrease of 16% in sales, which reduced the gross margin from 53% to 45%. This reduction was due to a change in customer mix, with a higher proportion of sales to the international market, where selling prices are lower than in the domestic market, and to a reduction in production volumes better to manage inventory levels, thus having an adverse effect on overhead absorption.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,549,535 in the first half of fiscal 1997, representing a decrease of 11% from $1,738,236 in the first half of fiscal 1996. This reduction was largely due to a reduction of $177,648 in sales commissions.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. Engineering, research and development costs were $907,147 in the first half of fiscal 1997, representing an increase of 57% from $576,950 in the first half of fiscal 1996 due to the planned intensified development activities in the areas of single pass electrode leads, bipolar dual chamber operation, rate responsive pacing and a replacement programmer.

OTHER INCOME AND EXPENSES. Interest income was $16,273 during the first half of fiscal 1997, as compared to $8,019 in the first half of fiscal 1996. Total interest expense decreased from $282,010 in the first half of fiscal 1996 to $265,883 in the first half of fiscal 1997. Interest paid to Sirrom Capital Corporation in respect of a secured loan of $1,500,000 granted on March 31, 1995 was $101,527 in the first half of fiscal years 1997 compared to $102,082 in the first half of 1996. Interest in the sum of $72,477 was paid to Intermedics Inc. during the first half of fiscal 1997 in respect of the outstanding proceeds of a promissory note in the sum of $1,000,000 executed on October 20, 1995. The balance of principal and accrued interest outstanding pursuant to the Intermedics' promissory note at September 30, 1996 were $282,010 and $2,082. Debt amortization costs increased from $102,485 in the first half of fiscal 1996 to $106,845 in the first half of fiscal 1997. Other income during the first half of fiscal 1997 and fiscal 1996 represents a prior year deposit taken into income.

OPERATING TRENDS AND UNCERTAINTIES

SALES. The ability of the Company to maintain a profitable level of operations is dependent upon expansion of sales volume, both domestically and internationally and continued development of advanced, new products. The Company believes that with continued development and the commercial release of its advanced, new atrial-controlled ventricular pacing systems and the introduction of its new line of more competitive pacing products, it will have the potential to improve its sales and the recruitment of sales representatives.

The European Union (EU) nations have adopted universal standards in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EU which is evidenced by being granted the CE Mark. Standards for active implantable medical products were implemented January 1, 1993, with a transition period ending December 31, 1994. In order for the Company to continue to sell its product in the EU, it must obtain certification, the CE Mark. The Company successfully passed an audit of its Quality System to the ISO 9002 in April/May 1996. The audit was conducted by a registered Notified Body of the European Union and represented the completion of a critical step in securing the CE Mark. The final steps of product testing and review of technical documentation were subsequently completed, and the CE Mark was issued by the Notified Body during the second quarter of fiscal 1996. The Company is now shipping product to Europe.

Until recently, the Company was the only manufacturer commercially marketing single-lead atrial-controlled ventricular pacemakers. However, Intermedics Inc., a competitor of the Company, received FDA clearance to commercially market a single-lead atrial-controlled ventricular pacemaker that it developed utilizing the Company's technology pursuant to license and supply agreements with the Company. Intermedics commenced marketing its new pacemakers in March 1995. Medtronic has also commenced marketing a new single-lead atrial-controlled pacemaker in the United States.

Although the introduction of the new Intermedics and Medtronic pacemakers pose competition for the Company, management believes that the Company can benefit from such competition since they will increase the visibility of single-lead atrial-controlled ventricular pacemakers in the marketplace and thereby increase market acceptance of the product. Further, management believes that there is a sufficient market to accommodate both the Company's and competitive pacemakers. The Company estimates that its market share of pacemakers generally is less than 1% of an estimated total worldwide market of $2 billion per year.

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

The Company's ability to successfully compete with other pacemaker manufacturers will depend on the Company's ability to supply a competitively featured product, to recruit and increase a quality sales force, and to continue to develop and release new advanced products. The Company historically has been restricted in its marketing capabilities due to financial constraints impeding its ability to supply products and recruit and train a sales force. However, the availability of capital from the Debenture financing and subsequent conversion of the Debentures and the cash flow generated from Intermedics' orders and royalties have positioned the Company to increase its research and development capabilities, expand its sales force and provide an uninterrupted supply of products.

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

10.6     Employment Agreement between         Exhibit 10.12 to Fom 10-Q for the Quarter Ended
         Robert S. Miller and the             December 31, 1994, File No. 0-14653
         Company, dated December 12,
         1994

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

10.20    Distribution Agreement between       Filed herewith
         LEM Biomedica s.r.l. and the
         Company, dated October 1, 1996
--------------------------------------------------------------------------------------------------------

Copies of the above described exhibits will be furnished to the stockholders upon written request, addressed to President and Chief Executive Officer, Cardiac Control Systems, Inc., 3 Commerce Boulevard, Palm Coast, Florida 32164.

6(B).  REPORTS ON FORM 8-K

       There were no reports on Form 8-K filed by the Company during the six months ended September 30, 1996.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIAC CONTROL SYSTEMS, INC.
(Registrant)



Date:         11/7/96                   By:  /s/ Alan J. Rabin
     ---------------------------           ----------------------------------
                                           Alan J. Rabin
                                           President and Chief Executive Officer



Date:         11/7/96                   By:  /s/ W. Alan Walton
     ---------------------------           ---------------------------------
                                           W. Alan Walton
                                           Executive Vice President and Chief
                                           Operating Officer