Form 10QSB
period 1996-12-31
CARDIAC CONTROL SYSTEMS INC
filed 1997-02-13
CIK 706507

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


FOR THE QUARTER ENDED DECEMBER 31, 1996          COMMISSION FILE NUMBER 0-14653


                         CARDIAC CONTROL SYSTEMS, INC.
             (Exact Name of Registrant as specified in its charter)

                         _____________________________

                DELAWARE                                    74-2119162
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                  Identification Number)


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

As of January 31, 1997, 2,579,371 shares of the Registrant's common stock, $.10 par value, were outstanding.

===============================================================================

                         CARDIAC CONTROL SYSTEMS, INC.

                                  FORM 10-QSB
                               DECEMBER 31, 1996

                                     INDEX

-------------------------------------------------------------------------------
                                                                       Page No.
-------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION
    Balance Sheet at December 31, 1996 (Unaudited).....................    3

    Statements of Operations and Accumulated Deficit for the
     Three Months and Nine Months Ended December 31, 1996 and
     1995 (Unaudited)..................................................    4

    Statements of Cash Flows for the Nine Months Ended
     December 31, 1996 and 1995 (Unaudited)............................    5

    Notes to Financial Statements......................................    6

    Management's Discussion and Analysis of Financial Position
     and Results of Operations.........................................    9

PART II. OTHER INFORMATION.............................................   15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CARDIAC CONTROL SYSTEMS, INC.
                                 BALANCE SHEET
                                  (Unaudited)

-------------------------------------------------------------------------------
                                                                  December 31,
                                                                      1996
-------------------------------------------------------------------------------
ASSETS

    CURRENT ASSETS
        Cash and cash equivalents...............................  $    168,834
        Accounts and notes receivable...........................       960,830
        Inventories.............................................     1,508,363
        Prepaid expenses........................................       349,282
                                                                  ------------
                   Total current assets.........................     2,987,309


     PROPERTY, PLANT AND EQUIPMENT, less accumulated
        depreciation of $3,353,120..............................     1,789,623

     OTHER ASSETS...............................................       367,127
                                                                  ------------
                   Total assets.................................  $  5,144,059
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
         Notes and debt obligations payable within one year.....  $    165,806
         Accounts payable.......................................       438,765
         Accrued interest.......................................           407
         Accrued compensation...................................       161,013
         Accrued compensated absences...........................       107,001
         Deposits payable.......................................       428,594
         Other accrued expenses.................................       346,050
                                                                  ------------
                   Total current liabilities....................     1,647,636
                                                                  ------------

    NOTES AND DEBT OBLIGATIONS PAYABLE AFTER ONE YEAR...........     1,484,671
                                                                  ------------

    OTHER LIABILITIES...........................................        72,968
                                                                  ------------

    DEFERRED ROYALTIES..........................................        42,900
                                                                  ------------

    STOCKHOLDERS' EQUITY
        Common stock, $.10 par value, 30,000,000 shares
              authorized, 2,584,370 shares issued...............       258,437
        Capital in excess of par value..........................    22,179,278
        Accumulated deficit.....................................   (20,525,894)
        Treasury stock at cost 4,999 shares.....................       (15,937)
                                                                  ------------
                   Total stockholders' equity...................     1,895,884
                                                                  ------------

                   Total liabilities and stockholders' equity...  $  5,144,059
                                                                  ============

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                          STATEMENTS OF OPERATIONS AND
                              ACCUMULATED DEFICIT
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                  Nine Months Ended
                                                        December 31,                       December 31,
                                                     1996          1995                 1996          1995
--------------------------------------------------------------------------------------------------------------
REVENUE
    Net sales.................................. $  1,109,405   $  1,426,507        $  3,280,579   $  4,013,409
    Royalty income.............................      640,900        722,800           1,854,775      1,711,450
                                                --------------------------------------------------------------
        Total revenue..........................    1,750,305      2,149,307           5,135,354      5,724,859
                                                --------------------------------------------------------------

COSTS AND EXPENSES
    Cost of products sold......................      721,727        643,447           1,911,769      1,868,163
    Selling, general and administrative
     expenses..................................      752,070        951,921           2,301,605      2,690,157
    Engineering, research and
     development expenses......................      421,195        286,810           1,328,342        863,759
                                                --------------------------------------------------------------
        Total cost and expenses................    1,894,992      1,882,178           5,541,716      5,422,079
                                                --------------------------------------------------------------

OPERATING INCOME (LOSS)........................     (144,687)       267,129            (406,362)       302,780
                                                --------------------------------------------------------------
OTHER INCOME (EXPENSES)
    Interest income............................          995          3,128              17,269         11,147
    Interest expense...........................     (114,939)      (195,153)           (380,823)      (465,028)
    Other income...............................            -              -              25,000         62,919
                                                --------------------------------------------------------------
        Total other income (expenses)..........     (113,944)      (192,025)           (338,554)      (390,962)
                                                --------------------------------------------------------------
NET INCOME (LOSS)..............................     (258,631)        75,104            (744,916)       (88,182)

ACCUMULATED DEFICIT - BEGINNING OF
 PERIOD........................................  (20,267,263)   (19,682,758)        (19,780,978)   (19,519,472)
                                                --------------------------------------------------------------

ACCUMULATED DEFICIT - END OF PERIOD............ $(20,525,894)  $(19,607,654)       $(20,525,894)  $(19,607,654)
                                                ==============================================================

NET INCOME (LOSS) PER COMMON SHARE.............       $(0.10)         $0.06              $(0.29)        $(0.07)
                                                ==============================================================

AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING...................................    2,580,240      1,363,142           2,574,202      1,349,769
                                                ==============================================================

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

-------------------------------------------------------------------------------
Nine Months Ended, December 31,                           1996         1995
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss......................................... $ (744,916)  $  (88,182)
    Adjustment to reconcile net loss to
     net cash used for operating
     activities:
         Depreciation and amortization...............    389,021      354,693
         Gain on fixed assets disposals..............                  (4,701)
         Cash provided by (used for):
              Accounts and notes receivable..........    374,526      (73,295)
              Inventories............................    526,082     (435,261)
              Prepaid expenses.......................   (285,209)     (51,767)
              Accounts payable.......................    138,057     (164,630)
              Accrued interest.......................     (8,805)     130,372
              Accrued compensation...................    (21,439)     (87,344)
              Accrued compensation absences..........    (29,769)      16,819
              Deposits payable.......................    (91,000)    (326,147)
              Other accrued expenses.................     90,689       54,793
              Other liabilities......................   (110,423)      21,529
              Deferred royalties.....................   (285,350)    (263,300)
-------------------------------------------------------------------------------
 Net cash provided by (used for)
  operating activities...............................    (58,536)    (916,421)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment........   (459,557)    (316,138)
    Proceeds from sale of equipment..................          -       20,891
    Increase in other assets.........................    (46,467)     (13,884)
-------------------------------------------------------------------------------
 Net cash provided by (used for)
  investing activities...............................   (506,024)    (309,131)
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common
     stock and stock warrants, net of
     issuance expenses...............................    201,927            -
    Proceeds from notes and debt
     obligations payable.............................    131,534    1,068,490
    Repayment of notes and debt
     obligations payable.............................   (763,936)    (136,757)
    Principal payments under capital
     lease obligations...............................     (3,312)      (2,523)
    Principal payments under
     installment purchase obligations................          -       (2,657)
    Debt issuance costs..............................          -      (22,690)
-------------------------------------------------------------------------------
 Net cash provided by (used for)
  financing activities...............................   (433,787)     903,863
-------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS....................................   (998,347)    (321,689)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR........  1,167,181      667,490
                                                     --------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD............ $  168,834   $  345,801
                                                     ==========================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid during the period.................. $  219,694   $  177,036
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
    Reduction in accrued compensation
     in exchange for common stock....................          -   $    2,000
    Reduction in accrued interest in
     exchange for common stock.......................          -   $   84,574
    Reduction in accounts receivable in
     exchange for common stock.......................          -   $   10,938

                See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The accompanying balance sheet of Cardiac Control Systems, Inc. (the "Company") as of December 31, 1996, the related statements of operations and accumulated deficit for the three months and nine months ended December 31, 1996 and 1995, and the statements of cash flows for the nine months ended December 31, 1996 and 1995 are unaudited. In the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the Company at December 31, 1996, and the results of operations for the three months and nine months ended
December 31, 1996 and 1995 and the cash flows for the nine months ended
December 31, 1996 and 1995.

Certain reclassifications have been made to the unaudited financial statements previously reported for the three months and nine months ended December 31, 1995 to conform with classifications used in the unaudited financial statements for the three months and nine months ended December 31, 1996.

The accompanying unaudited financial statements as of December 31, 1996 and for the three months and nine months ended December 31, 1996 and 1995 should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1996.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has a history of net losses and incurred a net loss of $744,916 for the nine months ended December 31, 1996. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company believes that sales growth is critical to attaining a profitable level of operations. Therefore, the Company is continuing its efforts to expand its sales volume, both domestically and internationally. Management believes that the Company has the potential to increase sales and ultimately achieve a profitable level of operations. However, there is no assurance that the Company will be able to attain profitable operations and continue operations as a going concern.

NOTE 2 - INVENTORIES

Inventories at December 31, 1996 are summarized as follows:

               -----------------------------------------------
                                                  December 31,
                                                      1996
                                                  ------------
                                                  (unaudited)
               Raw materials and supplies           $  268,287
               Work-in-process                         891,033
               Finished goods                          402,412
                                                  ------------
                                                     1,561,732
               Reserve for obsolescence                (53,369)
                                                  ------------
                                                    $1,508,363
               -----------------------------------------------

Finished goods inventories include approximately $249,156 of products consigned to customers and independent sales representatives at December 31, 1996.

NOTE 3 - NOTES AND DEBT OBLIGATIONS PAYABLE

Notes and debt obligations consist of the following at December 31, 1996:

         -----------------------------------------------------------
                                                        December 31,
                                                            1996
                                                        ------------
         Sirrom mortgage note, net of discount (A)        $1,465,125
         Intermedics loan (B)                                 43,347
         Other                                               142,005
                                                        ------------
                                                           1,650,477
         Amount payable within one  year                     165,806
                                                        ------------
         Amount payable after one year                    $1,484,671
         -----------------------------------------------------------

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

(B) On October 20, 1995, the Company entered into a Promissory Note and Security Agreement (the "Security Agreement") with Intermedics, Inc., a Delaware Corporation, ("Intermedics") and executed a $1,000,000 secured promissory note. Interest on the note is payable at 24.5% and all principal and interest is due September 1, 1998. Payments of principal and interest are made as sales of electrode leads are made from the Company to Intermedics. As such sales are made, the amount paid by Intermedics to the Company to purchase the leads is reduced by $250 per lead for the first 4,000 leads and $90 per lead for additional leads. This reduction in payments is offset against the note payable and accrued interest balance due to Intermedics. Based upon projected sales of leads to Intermedics, the Company anticipates that the entire loan balance will be paid by March 31, 1997 and, accordingly, the entire balance has been classified as a current liability. The security agreement provides for alternative payment methods in the event the Company ceases sales of leads to Intermedics. The note is secured by a first security interest in the proceeds of all sales of leads from the Company to Intermedics after October 15, 1995 as well as a first security interest in any royalties received by the Company from Intermedics after October 15, 1995. Sirrom consented to subordinate its security interest in a portion of these sales proceeds on royalties to facilitate this transaction.

Aggregate notes and debt obligations outstanding at December 31, 1996 mature as follows: 1997 -- $165,806; 1998 -- $6,549; 1999 -- $7,856; 2000 -- $1,470,266.

NOTE 4 - STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK

During the nine months ended December 31, 1996, the Company issued 50,000 shares of common stock to Sirrom Capital Corporation at a price of $5.00 per share. In connection with that transaction, a warrant held by Sirrom, exercisable for 25,000 shares of common stock, was increased to 50,000 shares at $0.01 per share, which increase was valued at $81,000. The Company also issued and repurchased 1,428 shares of common stock in payment and reinstatement of an accounts payable balance of $5,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY

The Company's continuing efforts towards expanding its engineering, research and design activities, increased marketing efforts and its capital expenditure and debt service requirements contributed to negative cash flow during the first nine months of fiscal 1997.

Cash used by operations during the first nine months of fiscal 1997 was $58,536. Capital expenditures and repayment of debt and capital lease obligations additionally utilized $459,557 and $767,248 respectively. Proceeds from the issuance of common stock and warrants, net of issuance expenses, was $201,927. Proceeds of notes and debt obligations payable was $131,534. Overall, negative cash flow for the first nine months of fiscal 1997 was $998,347.

The Company has no significant commitments for the acquisition of capital assets. It has, however, material commitments pursuant to certain inventory procurement contracts that aggregate approximately $1,153,000 at December 31, 1996.

The Company is currently pursuing additional working capital from external financing sources in order to continue its development of new technologies, continue its efforts in building a domestic sales force and support its operations. The ability of the Company to generate adequate amounts of cash through operations to meet its working capital, capital expenditure and debt service requirements on a long-term basis is dependent upon the attainment of a profitable level of operations. The Company believes that sales growth is critical to the attainment of a profitable level of operations. Accordingly, the Company is continuing its efforts to expand the volume of its business, both domestically and internationally. The Company believes that it has the potential to increase its sales and ultimately achieve a profitable level of operations. However, there is no assurance that the Company's operations will improve and/or generate the cash flow required to meet the Company's liquidity needs, or that the Company will be able to continue its operations as a going concern.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 versus Three months Ended December 31,
1995.

OVERVIEW. The Company's total revenues for the third quarter of fiscal 1997 decreased by 19% to $1.75 million as compared to $2.15 million for the third quarter of fiscal 1996. Sales decreased from $1.4 million to $1.1 million and royalties decreased from $0.7 million to $0.6 million for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. Royalty income represents royalties from Intermedics Inc. pursuant to a License agreement between the Company and Intermedics. The decrease in total revenue was not matched by a reduction in costs and expenses, specifically in research and development, resulting in an operating loss of $144,687 in the third quarter of fiscal 1997 as compared to operating income of $267,129 in the third quarter of fiscal 1996.

SALES. Product sales decreased by 22%. Sales of pacers and electrode leads decreased by 50% and 10% respectively, but sales of hybrid circuits increased by 152%. The decline in sales of pacers and leads is due to additional companies having entered the market with single lead products competitive to the Company's current technology and because the Company has focused its resources into the research and development of advanced single lead systems in preparation for intended long term growth.

Sales by geographic area for the third quarters of fiscal 1997 and fiscal 1996 were as follows:

                ----------------------------------------------
                Geographic Area            1997        1996
                ----------------------------------------------
                United States.......... $  921,852  $1,314,882
                Europe.................    187,553     111,625
                                        ----------------------
                                        $1,109,405  $1,426,507
                ----------------------------------------------

ROYALTY INCOME. Royalty income represents royalty fees from Intermedics Inc. pursuant to a license agreement between the Company and Intermedics whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. The future potential royalties to be recorded over the remaining life of the agreement are estimated at $2.5 million.

COST OF PRODUCTS SOLD. The cost of products sold in the third quarter of fiscal 1997 was $721,727, compared to $643,447 in the third quarter of fiscal 1996, representing an increase of 12% as compared with the decrease of 22% in net sales, which decreased the gross margin from 55% to 35%. This reduction was due to a change in customer mix, with a higher relative volume of sales to Intermedics and the international market, where selling prices are lower than in the domestic market, and , within the overall sales total, the increased proportion of sales of hybrid circuits, which generate lower margins than pacers and electrode leads.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $752,070 in the third quarter of fiscal 1997, representing a decrease of 21% from $951,921 in the third quarter of fiscal 1996. Selling expenses reduced from $524,590 in the third quarter of fiscal 1996 to $391,623 in the third quarter of fiscal 1997 due to reduced sales commissions and redirection of sales and marketing resources into research and development. General and administrative expenses reduced from $427,331 in the third quarter of fiscal 1996 to $360,447 in the third quarter of fiscal 1997 due largely to reduced costs of salaries and external professional services.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. Engineering, research and development costs were $421,195 in the third quarter of fiscal 1997, representing an increase of 47% from $286,810 in the third quarter of fiscal 1996, due to the planned intensified development activities in the areas of single pass electrode leads, bipolar dual chamber operation, rate responsive pacing and a replacement programmer.

OTHER INCOME AND EXPENSES. Interest income was $995 during the third quarter of fiscal 1997, representing a decrease of 68% from $3,128 in the third quarter of fiscal 1996. Total interest expense decreased from $195,153 in the third quarter of fiscal 1996 to $114,939 in the third quarter of fiscal 1997.
Interest paid to Sirrom Capital Corporation in respect of a secured loan of $1,500,000 granted on March 31, 1995 was $51,041 in each of the third quarters of fiscal years 1997 and 1996. Interest on $2,885,000 5% Convertible Debentures in the sum of $35,569 was accrued in the third quarter of fiscal 1996 but, as these Debentures were converted to common stock on March 31, 1996, no Debenture interest was payable during fiscal 1997. Interest in the sum of $9,557 was paid to Intermedics Inc. during the third quarter of fiscal 1997 in respect of the outstanding proceeds of a promissory note in the sum of $1,000,000 executed on October 20, 1995. The balances of principal and accrued interest outstanding at December 31, 1996 pursuant to the Intermedics' promissory note were $43,347 and $407. Debt amortization costs decreased from $55,135 in the third quarter of fiscal 1996 to $54,284 in the third quarter of fiscal 1997.

Nine Months Ended December 31, 1996 versus Nine months Ended December 31, 1995.

OVERVIEW. The Company's total revenues for the first nine months of fiscal 1997 decreased by 10% to $5.1 million as compared to $5.7 million for the first nine months of fiscal 1996. Sales decreased from $4.0 million to $3.3 million but royalties increased from $1.7 million to $1.8 million for the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996. Royalty income represents royalties from Intermedics Inc. pursuant to a license agreement between the Company and Intermedics. The decrease in total revenue was not matched by a reduction in costs and expenses, resulting in an operating loss of $406,362 in the first nine months of fiscal 1997 as compared to operating income of $302,780 in the first nine months of fiscal 1996.

SALES. Product sales overall decreased by 18%. Sales of pacers and electrode leads decreased by 32% and 5% respectively. The decline in sales of pacers and leads is due to additional companies having entered the market with single lead products competitive to the Company's current technology and because the Company has focused its resources into the research and development of advanced single lead systems in preparation for intended long term growth. Unit sales of hybrid circuits increased by 6%, but selling prices declined by 29%, resulting in a decrease of 24% in sales values.

Sales by geographic area for the first nine months of fiscal 1997 and 1996 are as follows:

                ----------------------------------------------
                Geographic Area            1997        1996
                ----------------------------------------------
                United States...........$2,784,326  $3,608,946
                Europe..................   496,253     404,463
                                        ----------------------
                                        $3,280,579  $4,013,409
                ----------------------------------------------

ROYALTY INCOME. Royalty income represents royalty fees from Intermedics Inc. pursuant to a license agreement between the Company and Intermedics whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. The future potential royalties to be recorded over the remaining life of the agreement are estimated at $2.5 million.

COST OF PRODUCTS SOLD. The cost of products sold in the first nine months of fiscal 1997 was $1,911,769 compared to $1,868,163 in the first nine months of fiscal 1996, representing an increase of 2% as compared to a decrease of 18% in net sales, which decreased the gross margin from 53% to 42%. This reduction was due to customer mix, with a higher relative volume of sales to Intermedics and the international market, where selling prices are lower than in the domestic market, and to lower selling prices for hybrid circuits.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses were $2,301,605 in the first nine months of fiscal 1997, representing a decrease of 14% from $2,690,157 in the first nine months of fiscal 1996. Selling expenses reduced from $1,535,272 in the first nine months of fiscal 1996 to $1,242,995 in the first nine months of fiscal 1997 due to reduced sales commissions and redirection of sales and marketing resources into research and development. General and administrative expenses reduced from $1,154,885 in the first nine months of fiscal 1996 to $1,058,610 in the first nine months of fiscal 1997 due largely to reduced costs of salaries.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. Engineering, research and development costs were $1,328,342 in the first nine months of fiscal 1997, representing an increase of 54% from $863,759 in the first nine months of fiscal 1996 due to the planned intensified development activities in the areas of single pass electrode leads, bipolar dual chamber operation, rate responsive pacing and a replacement programmer.

OTHER INCOME AND EXPENSES. Interest income was $17,269 during the first nine months of fiscal 1997, representing an increase of 55% from $11,147 in the first nine months of fiscal 1996. Total interest expense decreased from $465,028 in the first nine months of fiscal 1996 to $380,822 in the first nine months of fiscal 1997. Interest paid to Sirrom Capital Corporation in respect of a secured loan of $1,500,000 granted on March 31, 1995 was $152,569 in each of the first nine months of 1997 and of 1996. Interest on $2,885,000 5% Convertible Debentures in the sum of $104,729 was accrued in the first nine months of fiscal 1996 but, as these Debentures were converted to common stock on March 31, 1996, no Debenture interest was payable during fiscal 1997. Interest in the sum of $71,597 was paid to Intermedics Inc. During the first nine months of fiscal 1997 in respect of the outstanding proceeds of a promissory note in the sum of $1,000,000 executed on October 20, 1995. The balances of principal and accrued interest outstanding at December, 1996 pursuant to the Intermedics' promissory note were $43,347 and $407. Debt amortization costs increased from $157,620 in the first nine months of fiscal 1996 to $161,129 in the first nine months of fiscal 1997. Other income of $25,000 in the first nine months of fiscal 1997 and $62,919 in the first nine months of fiscal 1996 represented prior year deposits now taken into income.

OPERATING TRENDS AND UNCERTAINTIES

SALES. The ability of the Company to maintain a profitable level of operations is dependent upon expansion of sales volume, both domestically and internationally and continued development of advanced, new products. The Company believes that with continued development and the commercial release of its advanced, new atrial-controlled ventricular pacing systems and the introduction of its new line of more competitive pacing products, it will have the potential to improve its sales and the recruitment of additional sales representatives.

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

With respect to other material changes resulting from decisions by the material suppliers to discontinue supplying the medical device industry, e.g. E.I. DuPont de Nemours, the FDA has indicated that such changes shall be handled on a case-by-case basis through the established product approval processes within the FDA. The availability of materials suitable for use in implantable medical devices is an industry-wide problem and is not unique to the Company or to the cardiovascular device segment of the industry. A tentative replacement for the DuPont supplied material has been identified which meets manufacturing requirements. Biocompatibility studies have been initiated on the replacement candidate. Since the candidate replacement material is comprised of the same chemical composition as the DuPont material, it is expected that it will be comparable with respect to the performance characteristics and biocompatibility of the current material in use. Similarly, FDA approval of this replacement material is anticipated to be forthcoming based upon a satisfactory outcome of the testing in progress. The Company believes, however, that it has a sufficient quantity of the DuPont material on supply to meet the Company's anticipated demand for the next several years.


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

         None


ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

         None


ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on November 13, 1996, for the purposes of: (1) electing the Company's Board of Directors and
(2) ratifying the appointment of BDO Seidman LLP as the Company's independent auditors for the year ended March 31, 1996. Proxies were solicited by the Company under Regulation 14A of the Securities and Exchange Commission's proxy rules, and there was no solicitation in opposition to management's nominees for directors listed in the Proxy Statement. A summary of the votes cast for and against each of the matters set forth in the Proxy Statement is set forth below:

      ------------------------------------------------------------------
                                            Votes For      Votes Against
                                            ----------------------------
      Election of Directors:
        William H. Burns....................    1,646,646          9,133
        Bart C. Gutekunst...................    1,646,732          9,046
        Larry Haimovitch....................    1,646,703          9,076
        Augusto Ocana.......................    1,572,965         82,814
        Alan J. Rabin.......................    1,646,874          8,904
        Robert T. Rylee.....................    1,646,874          8,904
        Tracey E. Young.....................    1,646,731          9,047
        Ratification of Independent
         Accountants........................    1,647,448          5,177
      ------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
6(A).  EXHIBITS

Exhibits filed in Part II of this Report are as follows:

-------------------------------------------------------------------------------
Exhibit                                       Sequential Page Number or
Number           Description                Incorporation by Reference to
-------------------------------------------------------------------------------
 3.0  Certificate of                Exhibit 3.0 to Amendment No. 1 to Form
      Incorporation of the          S-1 Registration Statement filed on
      Company, as amended           February 1, 1988, Registration
                                    No. 33-16490 and Form 10-K for the year
                                    ended March 31, 1990, File No. 0-14653

 3.1  Amendment to Certificate      Exhibit 3.1 to Form S-1 Registration
      of Incorporation              Statement filed on March 2, 1995,
                                    Registration No. 33-89938

 3.2  By-Laws of the Company        Exhibit 3.1 to Form S-18 Registration
                                    Statement filed on October 16, 1985,
                                    Registration No. 33-9208

 3.3  Amendment to Bylaws           Exhibit 3.3 to Form S-1 Registration
                                    Statement filed on March 2, 1995,
                                    Registration No. 33-89938

 4.0  Form of Common Stock          Exhibit 4.0 to Form S-1 Registration
      Certificate                   Statement filed on March 2, 1995,
                                    Registration No. 33-89938

 4.1  Form of Sales                 Exhibit 4.13 to Form 10-Q for the Quarter
      Representative Stock          Ended September 30, 1988, File No. 0-14653
      Option Agreement

 4.2  Cardiac Control Systems,      Exhibit 4.15 to Form 8-K Current Report
      Inc. 5% Convertible           dated October 11, 1994, File No. 0-14653
      Debenture due October 31,
      1999

 4.3  Combined 1987-1992            Exhibit 4.8 to Amendment No. 1 to Form
      Non-Qualified Stock Option    S-1 Registration Statement filed on
      Plan                          April 17, 1995, Registration No. 33-89938

 4.4  Stock Purchase Warrant        Exhibit 4.1 to Form 8-K Current Report,
      dated March 31, 1995 in       dated March 31, 1995, File No. 0-14653
      favor of Sirrom Capital
      Corporation

 4.5  Stock Purchase Warrant,       Exhibit 4.2 to Form 8-K Current Report,
      dated March 31, 1995 in       dated March 31, 1995, File No. 0-14653
      favor of Dow Corning
      Enterprises, Inc.

 4.6  Stock Puchase Warrant,        Exhibit 4.6 to Form 10-KSB for the year
      dated October 15, 1995 in     ended March 31, 1996, File No. 0-14653
      favor of Sirrom Capital
      Corporation

 4.7  Stock Purchase Warrant,       Exhibit 4.7 to Form 10-KSB for the year
      dated March 29, 1996 in       ended March 31, 1996, File No. 0-14653
      favor of Grupo Taper,
      S.A.Exhibit

-------------------------------------------------------------------------------
Exhibit                                       Sequential Page Number or
Number           Description                Incorporation by Reference to
-------------------------------------------------------------------------------
10.0  License Agreement between     Exhibit 10.1 to Form 10-Q for the Quarter
      Hughes/Bertolet and the       Ended September 30, 1986, File No. 0-14653
      Company

10.1  Settlement Agreement and      Exhibit 10.2 to Form 10-K for the Year
      Release between Applied       Ended March 31, 1990, File No. 0-14653
      Cardiac Electro-physiology
      and the Company

10.2  Amended and Restated          Exhibit 10.19 to Form 8-K Current Report,
      License Agreement between     dated April 2, 1993, File No. 0-14653
      Intermedics Inc. and the
      Company, dated April 2,
      1993

10.3  Amended and Restated          Exhibit 10.20 to Form 8-K Current Report,
      Supply Contract between       dated April  2, 1992, File No. 0-14653
      Intermedics Inc. and the
      Company, dated April 2,
      1993

10.4  Employment Agreement          Exhibit 10.24 to Form 8-K Current Report,
      between Bart C. Gutekunst     dated October 11, 1994, File No. 0-14653
      and the Company, dated
      October 13, 1994

10.5  Employment Agreement          Exhibit 10.25 to Form 8-K Current Report,
      between Alan J. Rabin and     dated October 11, 1994, File No. 0-14653
      the Company, dated
      October 13, 1994

10.6  Employment Agreement          Exhibit 10.12 to Form 10-Q for the
      between Robert S. Miller      Quarter Ended December 31, 1994, File
      and the Company, dated        No.0-14653
      December 12, 1994

10.7  Agreement between LEM         Exhibit 10.13 to Form 10-Q for the
      Biomedica, s.r.l. and the     Quarter Ended December 31, 1994, File
      Company, dated October 1,     0-14653
      1994

10.8  Agreement between the         Exhibit 10.12 to Form S-1 Registration
      Company and Alan J. Rabin     Statement filed on March 2, 1995,
      and Bart C. Gutekunst,        Registration No. 33-89938
      dated July 1, 1994

10.9  Form of Indemnification       Exhibit 10.13 to Form S-1 Registration
      Agreement between the         Statement filed on March 2, 1995,
      Company and each Director,    Registration No. 33-89938
      executed December 1994

-------------------------------------------------------------------------------
Exhibit                                       Sequential Page Number or
Number           Description                Incorporation by Reference to
-------------------------------------------------------------------------------
10.10 Employment Agreement          Exhibit 10.14 to Form S-1 Registration
      between Robert R. Brownlee    Statement filed on March 2, 1995,
      and the Company dated as      Registration No. 33-89938
      of October 1, 1994

10.11 Loan and Security             Exhibit 10.1 to Form 8-K Current Report,
      Agreement between the         dated March 31, 1995, File No. 0-14653
      Company and Sirrom Capital
      Corporation, dated
      March 31, 1995

10.12 $1,500,000 Secured            Exhibit 10.2 to Form 8-K Current Report,
      Promissory Note in favor      dated March 31, 1995, File No. 0-14653
      of Sirrom Capital
      Corporation, dated
      March 31, 1995

10.13 Mortgage, Assignment of       Exhibit 10.3 to Form 8-K Current Report,
      Rents and Leases, and         dated March 31, 1995, File No. 0-14653
      Security Agreement in
      favor of Sirrom Capital
      Corporation, dated
      March 31, 1995

10.14 Second Mortgage and           Exhibit 10.4 to Form 8-K Current Report,
      Security Agreement in         dated March 31, 1995, File No. 0-14653
      favor of Bart Gutekunst,
      as trustee, dated
      March 31, 1995

10.15 Subordination Agreement       Exhibit 10.5 to Form 8-K Current Report,
      between the Company Sirrom    dated March 31, 1995, File No. 0-14653
      Capital Corporation, and
      the Debentureholders,
      dated March 31, 1995

10.16 Promissory Note and           Exhibit 10.16 to Form 10-QSB for the
      Security Agreement between    Quarter ended September 30, 1995, File
      Intermedics Inc., and the     No. 0-14653
      Company dated October 20,
      1995

10.17 Amendment 2 to Supply         Exhibit 10.17 to Form 10-QSB for the
      Contract between              Quarter ended September 30, 1995, File
      Intermedics Inc., and the     No. 0-14653
      Company, dated October 20,
      1995

10.18 Amendment 2 to License        Exhibit 10.18 to Form 10-QSB for the
      Agreement between             Quarter ended September 30, 1995, File
      Intermedics Inc., and the     No. 0-14653
      Company, dated October 20,
      1995

-------------------------------------------------------------------------------
Exhibit                                       Sequential Page Number or
Number           Description                Incorporation by Reference to
-------------------------------------------------------------------------------
10.19 Distribution Agreement        Exhibit 10.19 to Form 10-QSB for the
      between Grupo Taper S.A.      Quarter ended December 31, 1995, File
      and the Company, dated        No. 0-14653
      December 20, 1995

10.20 Distribution Agreement        Exhibit 10.20 to Form 10-QSB for the
      between LEM Biomedica         Quarter ended September 30, 1996, File
      s.r.l. and the Company,       No. 0-14653
      dated October 1, 1996

10.21 Security Agreement and        Included herewith
      Secured Promissory Note
      between Bart C. Gutekunst
      and the Company dated
      October 28, 1996.
-------------------------------------------------------------------------------

Copies of the above described exhibits will be furnished to the stockholders upon written request, addressed to President and Chief Executive Officer, Cardiac Control Systems, Inc., 3 Commerce Boulevard, Palm Coast, Florida 32164.

6(B).  REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed by the Company during the nine months ended December 31, 1996.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIAC CONTROL SYSTEMS, INC.
(Registrant)



Date: 2/12/97                       By: /s/ Alan J. Rabin
      -------                           ---------------------------------------
                                        Alan J. Rabin
                                        President and Chief Executive Officer



Date: 2/12/97                       By: /s/ W. Alan Walton
      -------                           ---------------------------------------
                                        W. Alan Walton
                                        Executive Vice President and
                                        Chief Operating Officer