Form 10KSB
period 1997-03-31
CARDIAC CONTROL SYSTEMS INC
filed 1997-06-27
CIK 706507

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB

                         ____________________________


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED MARCH 31, 1997         COMMISSION FILE NUMBER  0-14653

                         CARDIAC CONTROL SYSTEMS, INC.
            (Exact Name of Registrant as specified in its charter)

            DELAWARE                                 74-2119162
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
 Incorporation or Organization)

3 COMMERCE BOULEVARD, PALM COAST, FLORIDA       32164          (904) 445-5450
 (Address of Principal Executive Offices)    (Zip Code)      (Telephone Number)

                         _____________________________


          SECURITIES REGISTERED PURSUANT TO SECTION12(B) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $.10 par value

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                                             ---

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  The issuer's revenues for its fiscal year ended March 31, 1997 were $6,595,297.

  The aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant on May 30, 1997 was $1,144,691 (based on the average of the closing bid and ask prices of the Registrant's common stock on May 30, 1997 of 1 1/16 and 1 1/8 respectively).

  As of May 30, 1997, 2,619,371 shares of the Registrant's common stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

________________________________________________________________________________

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

  The Company has had a prior history of net losses and had experienced cash flow deficiencies and had been unable to pay many of its obligations as they became due. The Company is continuing its efforts to increase its sales volume and maintain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There are many events and factors in connection with the development, manufacture and sale of the Company's products over which the Company has little or no control, including, without limitation, production delays, marketing difficulties, lack of market acceptance, and superior competitive products based on future technological innovation. There can be no assurance that future operations will continue to be profitable or will satisfy future cash-flow requirements. See "Item 6. Management's Discussion and Analysis of Financial Position and Results of Operations."

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

  The Company further developed a single-pass atrial-controlled ventricular
(VDD) pacing system and received

FDA clearance in 1993 for two VDD models which the Company sells under the trade name MAESTRO II SAVVI. These pacing systems were unique in the industry until a competitor of the Company (Sulzer Intermedics) received FDA approval of its single-pass atrial-controlled ventricular pacing system. Sulzer Intermedics Inc. commenced marketing its new product in March 1995. The Company licenses technology to Sulzer Intermedics for the manufacture of electrode leads used with Sulzer Intermedics' new system and further supplies Sulzer Intermedics with those leads pursuant to license and supply agreements entered into with the Company. The Company receives income in the form of royalties and direct payment for leads under those agreements. Other competitors have also recently entered the market with competitive single lead products.

  In addition, the Company markets certain electrode leads and pacing accessories manufactured by other medical companies. Further, the Company sells hybrid circuit components to an Italian manufacturer and to an Indian manufacturer. See "Sales, Markets and Distribution Methods," below.

  The Company's products are classified as medical devices and, as such, are subject to extensive domestic regulation by the FDA and European regulation by the International Organization for Standardization ("ISO"). All of the pacemaker systems marketed in the United States by the Company (including related electrode leads) are in commercial distribution under the FDA's 510(k) Premarket Notification regulations or Premarket Approval ("PMA") regulations. European regulations now include the ISO 9000 series of standards developed by the ISO as adopted by the European Union Nations. The Company is certified to ISO 9002 by the Notified Body TUV Product Services, of Munich, Germany and is developing design control processes in preparation for a compliance audit to ISO 9001.
(See "Government Regulations," below.)

  The Company's MAESTRO II anti-bradycardia cardiac pacemakers are electronically based with an integrated circuit design, and include multi-programmable single-chamber (either atrial or ventricular), and atrial-controlled ventricular pacemakers. They are non-invasively programmable to multiple operating modes and functions for prescriptive flexibility, provide a wide range of sensitivity values and incorporate programmable high- and low-frequency bandpass filters. This extensive programmability permits the physician the flexibility required to provide truly prescriptive, individualized
pacing therapy for a wide range of patients.   In fiscal 1996, the Company
introduced state-of-the-art Computer Aided Design (CAD) capability, Pro/Engineering, affording increased efficiencies and reducing costs through virtual prototyping of mechanical assemblies. The Company expects that this tool will be key to the timely development of a new pacing system project initiated by the Company's research and development ("R&D") group which has been planned to utilize the best of outside design forces, the Company's marketing personnel and its R&D department.

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

  The Company's electrode leads are insulated with Surethane, and are manufactured using a patented coating process, rights to which are held by the Company (see "Certain Patents, Trademarks and Licenses," below). The Surethane is applied in solution to the pacing coil using a non-thermosetting coating process that results in non-stratified bonding of each layer of the Surethane upon curing and a "unitized" construction of coil and insulation. This process results in extremely slender and durable leads.

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

  SALES, MARKETS AND DISTRIBUTION METHODS. The primary markets for the Company's products are hospitals, other medical institutions, and physicians both in the United States and abroad. The Company currently markets its products primarily through independent sales representatives in the United States and independent distributors in the international markets. Also, the Company sells selected components and products on an OEM basis to various U.S. and non-U.S. companies. Independent representatives are paid by commission; independent distributors generally purchase the Company's products at discounted prices. The Company advertises in scientific publications and also uses trade shows and convention demonstrations, direct mail advertising, telephone solicitations and direct sales to selected customers as part of its marketing efforts.

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

  Independent sales representatives, organizations and distributors selling the Company's products are free to sell products not produced by the Company that do not compete with the Company's products. As of March 31, 1997, 16 independent sales representatives (or organizations) are actively selling the Company's products in the United States. The Company has executed long-term contracts with most of its sales representatives in the United States. Generally, the contractual agreements executed between the Company and its independent sales representatives provide each representative the exclusive right to sell the Company's products in a specified area of the United States for a three- or five-year period, are renewable for a second three- or five-year term, and provide the Company with certain termination rights.

  The Company's operations, sales and ability to attain a profitable level of operations are dependent upon maintaining the contractual relationships with its principal sales representatives and upon on-going expansion of their business volume. Termination of any of these contractual agreements between the Company and its key independent sales representatives could have a material adverse effect on the Company's sales volume and operations. Furthermore, the Company's ability to maintain a profitable level of operations would be adversely affected if the Company's sales representatives are unable to expand the volume of their business.

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

  The Company has opened a Japanese sales office and has received Japanese approvals and license to import and sell the Company's single lead VDD product. A major Japanese distributor, The Hertz Co., has begun distributing the product throughout Japan. The Company expects that these efforts will enable the Company to expand sales in the Japanese market, where the average unit price is significantly higher than in the rest of the world.

  During the year ended March 31, 1997, two of the Company's independent sales representatives each accounted for in excess of 10% of the Company's sales accounting for $892,279 (21%) of the total. With the exception of Sulzer Intermedics Inc., as disclosed below, during the year ended March 31, 1997 no single domestic or international customer accounted for in excess of 10% of the Company's sales. Accordingly, the Company does not believe that the loss of any single customer in the United States, excluding Sulzer Intermedics Inc., would have a material adverse effect on its business. However, the Company's ability to maintain a profitable level of operations is dependent upon its ability to increase its sales volume. Therefore, the loss of any important customer in the United States could unfavorably impact the Company's sales volume and its ability to maintain a profitable level of operations. See "Item 6. Management's Discussion and Analysis of Financial Position and Results of Operations."

  On August 1, 1990, the Company executed a License Agreement and a Supply Agreement with Sulzer Intermedics Inc., a subsidiary of Sulzer Brothers Limited. The License Agreement provided initial fees to the Company aggregating $1.5 million. The License Agreement also provided for the payment of royalties to the Company based upon net sales of Sulzer Intermedics products incorporating the licensed (single-pass lead) technology. On April 2, 1993, the Company amended and restated its License Agreement and Supply Contract with Sulzer Intermedics Inc. The Amended and Restated License Agreement provided for the prepayment of $850,000 in royalties to the Company. The prepayment was applied against royalties at a rate of 2/1 per pacing system sold, reducing the potential aggregate royalties to be received over the life of the Agreement from $7,031,250 to $6,181,250. Further, pursuant to a subsequent amendment, a $100,000 prepayment of future royalties was received in February 1994, which was applied against the next 1,000 pacing systems sold at a rate of $100 per unit. The entire prepaid royalties of $950,000 were earned by the Company as of March 31, 1997. The Supply Contract, which was to expire on July 31, 1993, was extended until August 1, 1998, and provides for the Company to supply its specialized single-pass leads to Sulzer Intermedics Inc. at specified prices. Sales to Sulzer Intermedics Inc. accounted for 47% of sales for the year ended March 31, 1997. (See Note 8 "Segment Data and Significant Customers" of the Notes to Financial Statements).

  On January 1, 1997, the Company executed a supply and joint development agreement of defibrillation leads with a major implantable defibrillator manufacturer. Pursuant to the terms of the joint development agreement, the manufacturer provided equity financing of $200,000 with the purchase of 40,000 shares of the Company's Common Stock.

  Historically, the Company encountered many difficulties in connection with its efforts to develop a distribution network of independent sales representative in the United States large enough to attain enough sales to generate profitability. The Company believes that these difficulties are attributable to the Company's lack of visibility and the competitive environment, and, most important the
Company's financial position.   However, in June 1997, the Company obtained a
credit facility for a maximum borrowing of $3.5 million, which maximum amount is subject to eligible receivables and inventory. The credit facility includes a line of credit, a subline for capital expenditures and a term loan. (See Note 10 "Subsequent Event" of the Notes to Financial Statements.) The Company believes that with this available financing and with management providing expertise in corporate finance, sales and marketing, and research and development, the Company will be able to expand its distribution. Further, the Company estimates its market share of pacing products to be less than 1%. Because the estimated pacing systems market is $2.0 billion, the Company considers the market large enough to accommodate the Company's products.

  The Company believes that, with its new-generation single-chamber MAESTRO II and single-lead dual-chamber MAESTRO II SAVVI pacing systems and with the additional financing, it has the potential to increase its sales volume in the United States and to continue to expand into other international markets.

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

  On June 12, 1984, Mr. Robert R. Brownlee, a Director and Senior Executive Vice President of the Company, assigned all rights, title and interest in United States Patent No. 4,585,004, titled "Heart Pacing and Intracardiac Electrogram Monitoring System and Associated Method," to the Company. The patent, issued on April 29, 1986, applies to the specialized A-V DataO ventricular leads developed by the Company.

  On November 14, 1985, all rights, title and interest in United States Patent No. 4,726,379, titled "Cardiac Pacer with Switching Circuit for Isolation," were assigned to the Company by two of its employees. The patent, issued on February 23, 1988, applies to bipolar dual-chamber pacing methods.

  On June 28, 1988, Mr. Robert R. Brownlee, formerly a Director and Senior Executive Vice President of the Company, assigned all rights, title and interest in United States Patent No. 4,962,767, titled "Pacemaker Catheter" to the Company. The patent, issued on October 16, 1990, applies to the A-Track electrode leads used with the Company's SAVVI pacing system.

  On December 12, 1988, all rights, title and interest in United States Patent No. 4,907,592, titled "Self-Sealing Connector for Electrical Leads for Use in Wet Environments," were assigned to the Company by one of its employees. The patent was issued on March 13, 1990.

  On August 15, 1990, Mr. Robert R. Brownlee, formerly a Director and Senior Executive Vice President of the Company, assigned all rights, title and interest in United States Patent No. 5,127,403, titled "Pacemaker Catheter Utilizing Bipolar Electrodes Spaced in Accordance to the Length of a Heart Depolarization Signal" to the Company. The patent, issued on July 7, 1992, applies to the A-Track electrode leads used with the Company's SAVVI pacing system.

  The Company obtained from Howard C. Hughes and Roy D. Bertolet, the latter an employee of the Company, an exclusive license to an extrusion technique for coating pacemaker leads and other wires with polyurethane, for which a patent was granted on February 5, 1985. The term of the license corresponds to the life of the patent, which expires on February 4, 2002. The license provides for payment of royalties for each contract year based on a percentage of net sales of products produced using the licensed technology. On June 30, 1994, the license became non-exclusive. Further, on March 29, 1993, the licensor executed a sublicense agreement with the Company, pursuant to which the Company granted a limited sublicense allowing Sulzer Intermedics Inc. to use the extrusion technique to manufacture leads pursuant to the terms of the Amended and Restated License Agreement between the Company and Sulzer Intermedics Inc.

  On March 5, 1997, an objection to CCS European patent #0350282 relating to single-pass diagonal atrial bipolar pacemaker catheter technology was heard in Munich, Germany. On March 24, 1997, CCS was advised that the objection was rejected by the Patent Court. An appeal period of two months was initiated from the date of the judgment.

  The Company uses various trademarks with its product lines. The MAESTRO trademark, used with the Company's pacemakers and programmers, has been registered with the U.S. Patent and Trademark Office. The Company's trademarks PolySafe, A-Track, A-V Data, TriFix, Trabeculok, SAVVI, DAB, PacePro and Interim and Surethane are unregistered trademarks of the Company.

  RESEARCH AND DEVELOPMENT. The Company expended $1,086,800 and $698,000 on research and development activities during the years ended March 31, 1997 and 1996. R&D activity previously reported as culminating in FDA submission was rewarded with FDA approval in September 1995 of the MAESTRO (R)

Series 500 Model 533 (dual chamber DDD, unipolar) pulse generator.

  The R&D group successfully developed and completed qualification testing of a new hybrid (the S-7) which is to be the main building block of two other 500 Series products currently under development (the model 534 and 535).

  In addition to finalizing the two new models, the Company has undertaken the design and development of a new pacing system. This development will utilize state-of-the-art CAD capabilities, will capitalize upon outside design forces and exploit appropriate aspects of computer technology. Such exploitation is evidenced by the development of a Graphical User Interface (GUI) programmer (the PacePro) yielding a state-of-the-art programmer addressing the need for ease-of-use in pacing system programming. The new system is aimed at competing in the dual chamber, rate responsive market while capitalizing on the parallel developments of the single lead technology of the Company.

  Continued development of the Company's single lead technology includes the development of a pre-shaped single pass lead. This lead is believed to offer further enhancement of performance with completion of limited acute and chronic animal studies. In November 1996, a development relationship was formally established, for the application of the Company's unique lead technology to the special challenges of implantable defibrillation leads. This relationship provides for the development and manufacture of an existing lead design and a separate joint development for a combined, single-pass, pace/defibrillation lead.

  The fiscal year ended March 31, 1997 included on-going activity in the area of implementing design controls compliant with Section 4.4, ISO 9001 Quality Standard and similar requirement of the FDA Good Manufacturing Practice (GMP) regulations.

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

  SOURCES OF SUPPLY. Two of the Company's principal suppliers of materials used primarily in electrode lead production, Dow Corning Corp. and E.I. DuPont de Nemours & Company, indicated that they will no longer supply their materials to the medical device industry for use in implantable devices. In July 1993, the FDA published in the Federal Register a one-time-only requirement for medical device manufacturers to file a special notification of material supplier changes resulting from the decision of Dow Corning to discontinue supplying its materials to medical device manufacturers. The Company filed the "Special Silicone Notification" for its products effected by the Dow Corning decision in September 1993. In this notification alternate suppliers and materials were identified and supporting technical biological test data were provided for the alternate materials. The FDA acknowledged receiving the Company's notification and indicated that, unless otherwise notified by FDA, the alternate materials identified in the notification may be used in the Company's products in place of the comparable Dow Corning materials. No further FDA approvals of the alternate materials of such suppliers were required.

  With respect to other material changes resulting from decisions by the material suppliers to discontinue supplying the medical device industry, e.g. E.I. DuPont de Nemours, the FDA has indicated that such changes shall be handled on a case-by-case basis through the established product approval processes within the FDA. The availability of materials suitable for use in implantable medical devices is an industry-wide problem and is not unique to the Company or to the cardiovascular device segment of the industry. A tentative replacement for the DuPont supplied material has been identified which meets manufacturing requirements. Biocompatibility studies have been completed. Since the candidate replacement material is comprised of the same chemical composition as the DuPont material, it is expected that it will be comparable with respect to the performance characteristics and biocompatibility of the current material in use. Similarly, FDA approval of this replacement material is anticipated to be forthcoming based upon a satisfactory outcome of the testing in progress. The Company believes, however, that it has a sufficient quantity of the DuPont material on supply to meet the Company's anticipated demand for the next several years.

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

  INSURANCE. The Company maintains what it believes to be an adequate amount of comprehensive general liability insurance and what it believes to be a reasonable amount of products liability coverage. No assurance can be given that the products liability coverage will be sufficient to protect the Company's assets against claims by users of its products or that the Company will be able to maintain such coverage (or obtain additional coverage) in the future at reasonable premium rates or at all, in which case its assets will be at risk in the event of successful claims by users of its products. Furthermore, the Company's liability coverage may not cover costs incurred by the Company under its product warranties (see "Product Warranties," above) or costs incurred by the Company in the event of a product recall. The Company intends to sponsor a clinical study of its preshaped single lead. Specific insurance coverage will be required.

  The Company has no pending, threatened or actual claims as of this date, nor is the Company aware of any current circumstances that might give rise to such claims. However, the Company could be exposed to possible claims for personal injury or death resulting from the sale or subsequent malfunction of allegedly defective products.

  EMPLOYEES. As of May 31, 1997, the Company employs 66 persons full-time, including management.

  GOVERNMENT REGULATIONS. The activities of the Company in developing, producing and marketing medical devices are subject to regulation by the FDA and, in some instances, by state and foreign governmental authorities.

  Federal Regulations.  In the United States, the FDA, among other government
  -------------------
agencies, is charged with regulating the introduction to the marketplace of new medical devices, related manufacturing and laboratory practices, and labeling and record keeping for such devices. The FDA has the authority to ban, detain or seize "adulterated or misbranded" medical devices, and may also order repair, replacement or refund and require notification of health professionals and others with regard to medical devices that present unreasonable risks or substantial harm to the public health. The FDA may also proceed through court action to enjoin and restrain or initiate action for criminal prosecution of certain violations of the Federal Food, Drug and Cosmetic Act, as amended, pertaining to medical devices.

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

  In recent years FDA has implemented product tracking and electrode lead post-market surveillance regulations. These regulations require the Company to track and maintain information regarding the location of product not in its direct possession. The post-market surveillance regulations require the Company to collect and analyze clinical data to complete product longevity analysis. The expense to the Company to meet these regulations has been minimal to date to implement these regulations. The potential for a material expense due to these regulations remains a possibility.

  The average pacemaker recipient in the United States is of advanced age. Most pacemaker recipients thus are eligible for Medicare. Therefore, in addition to FDA and similar foreign regulations, the Company may also be affected by changes in the laws and regulations relating to Medicare.

  The Company's products are manufactured by the Company under closely controlled environmental conditions with processes developed by engineering personnel and monitored by quality assurance personnel. These processes are designed to be consistent with the Good Manufacturing Practices ("GMP") regulations audited by the FDA. FDA conducted an audit of Company operations in December 1996 citing only minor deficiencies which have since been corrected.

  State Regulation. In addition to federal law, the Company is subject to the
  ------------------
Florida Drug and Cosmetic Act. In particular, the Company is required to maintain a permit to operate a medical device manufacturing facility and must register its medical devices with the appropriate Florida authority. All such required permits have been received, and registrations made, by the Company.

  European Regulation.  The European Union ("EU") nations have adopted universal
  --------------------
standards as developed by the International Organization for Standardization ("ISO") in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EU which is evidenced by being granted the CE Mark. Standards for active implantable medical products were implemented January 1, 1993, with a transition period ending December 31, 1994. The Company Quality System received certification to the ISO 9002 on November 19, 1996. The CE Mark certification was issued by the Notified Body, TUV Product Services, of Munich, Germany, during the second quarter of fiscal 1996 for the Company's
products intended for sale in Europe.   The Company is developing design control
processes in preparation for a compliance audit to ISO 9001.

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

  COMPETITION IN THE INDUSTRY. The Company competes with many other domestic and foreign companies, many of which have significantly greater financial and other resources than the Company. The industry is currently dominated by Medtronic, Inc.; Sulzer Intermedics Inc.; Cardiac Pacemakers, Inc. (a division of Guidant Corporation); and Pacesetter Systems, Inc. (a division of St. Jude Medical, Inc.). Although many of the larger companies have a group of loyal physicians who use their products exclusively, most physicians use more than one pacemaker supplier.

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

  Sirrom Capital Corporation, a Tennessee Corporation ("Sirrom"), holds a first mortgage on the Company's premises and a first lien against all of the Company's real and personal property (including patents and royalties) but, excluding inventory and accounts receivable. (See Note 5 - "Notes and Debt Obligations" of the Notes to Financial Statements.) In June 1997, the Company obtained additional financing from Coast Business Credit ("Coast"), pursuant to which Sirrom subordinated its first security interest in the Company's real and personal property to Coast; however, the priority interest of Coast in the Company's real estate is limited to $500,000. For a discussion of the Coast transaction occurring subsequent to the Company's fiscal year ended March 31, 1997, see Note 10 - "Subsequent Events" of the Notes to Financial Statements.

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

          None

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

  The high and low closing bid prices for the Company's common stock for each of the quarters during the years ended March 31, 1997 and 1996 were as follows:

            -------------------------------------------
                                          High    Low
            -------------------------------------------
            YEAR ENDED MARCH 31, 1997
             Fourth Quarter....         1 7/16   1 3/16

             Third Quarter..........    1 3/4    1 3/8

             Second Quarter..........   2 3/4    1 1/2

             First Quarter...........   3 1/4    2


            YEAR ENDED MARCH 31, 1996

             Fourth Quarter..........   3 7/8    2 5/8

             Third Quarter..........    3 3/8    2

             Second Quarter..........   4 5/8    3 3/8

             First Quarter...........   4 1/8    3 3/8

  These quotations represent prices between dealers in securities; they do not include retail mark-up, mark-downs or commission, and do not necessarily represent actual transactions.

  HOLDERS. As of May 30, 1997, there were approximately 599 holders of record of the Company's common stock.

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

  RECENT SALES OF UNREGISTERED SECURITIES. During the last quarter of the fiscal year ended March 31, 1997, the Company issued 40,000 shares of common stock to a manufacturer with whom the Company plans to jointly develop defibrillation leads. The manufacturer paid $200,000 for the shares. In May 1996, a lender purchased 50,000 shares of common stock pursuant to exercise of a warrant at $5.00 per share. The issuance of the foregoing shares were deemed exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), by reason of the provision of Section 4(2) of the Act because, among other things, the investors are "accredited investors" as defined in the Act or regulations promulgated thereunder, the transactions did not involve a public offering, and the securities were acquired for investment and not with a view to a distribution thereof. For additional information, see Note 5 - "Notes and Debt Obligations," and Note 6 - "Stockholders' Equity," of the Notes to Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY

  Cash generated by operations during fiscal 1997 approximated $57,372. Capital expenditures and repayment of debt obligations during fiscal 1997 approximated $544,628 and $875,174 respectively. Net proceeds from the issue of common stock and stock warrants during fiscal 1997 approximated $301,032. Proceeds from notes and debt obligations approximated $163,253. Overall, negative cash flow for fiscal 1997 approximated $981,716.

  Cash used by operations during fiscal 1996 approximated $242,000. Capital expenditures and repayment of debt obligations during fiscal 1996 approximated $403,000 and $308,000 respectively. Net proceeds from the issuance of stock approximated $329,000. Proceeds from notes and debt obligations payable approximated $1,068,000. Overall, positive cash flow for fiscal 1996 approximated $500,000.

  The Company has no significant commitments for the acquisition of capital assets. It has, however, entered into material commitments pursuant to certain inventory procurement contracts that aggregate approximately $1,107,000 at March 31, 1997. (See "Note 9 - Commitments and Contingencies" of the "Notes to Financial Statements".

EVENT SUBSEQUENT TO MARCH 31, 1997

  On June 13, 1997, Coast Business Credit, a division of Southern Pacific
Thrift and Loan Association, a California corporation, with offices at 12121 Wilshire Boulevard, Suite 1111, Los Angeles, California, 90025, agreed under a Loan and Security Agreement to lend the Company an amount not to exceed $3,500,000 subject to limitations relating to the values of receivables and inventories and including a capital expenditure subline up to the value of $500,000 and a term loan in the sum of $300,000, of which the latter two are repayable over a forty-eight month period. Management believes that this additional resource will assist the Company in the achievement of its planned product and market development programs through the fiscal year 1998. (See "Note 10 - Subsequent Event" of the "Notes to Financial Statements")

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL  YEAR ENDED  MARCH 31, 1995

  OVERVIEW. The Company's total revenues for fiscal 1997 decreased 14% to $6.6 million from $7.7 million for fiscal 1996. Sales decreased from $5.3 million to $4.2 million and royalties increased from $2.35 million to $2.39 million. Royalty income represents royalties from Sulzer Intermedics Inc. pursuant to a license agreement between the Company and Sulzer Intermedics Inc. The decrease in revenue, partially offset by a 5% decrease in costs to $7.2 million as compared to $7.5 million in fiscal 1996, resulted in an operating loss of $575,464 as compared to an operating profit of $159,486 in fiscal 1996. Interest expense in fiscal 1997 decreased 27% to $490,508 as compared to $672,303 in fiscal 1996 due to the conversion of $2.8 million 5% Debentures to equity on March 31, 1996 and the repayment during fiscal 1997 of the Sulzer Intermedics Inc. loan balance of $807,283 (see following paragraph). Other Income decreased in fiscal 1997 to $167,300 in fiscal 1997 as compared to $234,600 in fiscal 1996. The net loss in fiscal 1997 increased to $881,240 from $261,505 in fiscal 1996.

  On October 20, 1995, the Company executed a promissory note for the principal amount of $1,000,000 with Sulzer Intermedics Inc. to assist the Company in meeting the demand of Sulzer Intermedics' future electrode lead orders pursuant to the Supply Agreement between Sulzer Intermedics and the Company. This loan was fully paid down during fiscal 1997.

  SALES. Total sales in the year ended March 31, 1997 decreased 21.1%. Pacemaker unit sales decreased by 8.2% while pacemaker dollar sales were down by 32%. The larger decrease in dollar sales was primarily attributable to a drop in average selling price with the change in distribution channels from direct sales in Europe to using a distributor, Grupo Taper S.A. of Madrid Spain. Additionally, the percentage of USA domestic pacemaker sales (with higher average selling prices) to total worldwide sales decreased from 83% to 54%.

  Sales by geographic area for  fiscal 1997 and 1996 are as follows:

           ------------------------------------------------------------
            Geographic Area                       1997        1996
          ------------------------------------------------------------
            United States...................   $3,486,511  $4,720,457
            International...................      714,536     601,366
                                             -------------------------
                                                $4,201,047  $5,321,823
          ------------------------------------------------------------

  The Company's domestic sales for fiscal 1997 decreased by 26.2% versus those achieved in fiscal 1996, attributable primarily to a refocus of Company resources into the research and development of advanced single lead systems in preparation for long term growth as well as increased competitive pressures from other companies that have entered the market with single lead products similar to the Company's. International sales had an overall increase of 18.8%, but international pacemaker unit sales were up 150.5%, attributable to the impact of Grupo Taper's distribution efforts, and entry into the Japanese and Turkish markets.

  Sales by product line (including product assemblies) for fiscal 1997 and 1996 are as follows:

          -------------------------------------------------------------
            Product Line                           1997        1996
          -------------------------------------------------------------
            Pacemakers......................    $1,966,831  $2,927,318
            Electrode leads.................     2,171,641   2,359,879
            Other...........................        62,575      34,626
                                             --------------------------
                                                $4,201,047  $5,321,823
          -------------------------------------------------------------

  The Company opened a Japanese sales office and received Japanese approvals and a license to import and sell the Company's single lead VDD product. A major Japanese distributor has begun distributing the product throughout Japan. The Company expects that these efforts will enable the Company to expand sales in the Japanese market, where the average unit price is significantly higher than in the rest of the world.

  The CE mark has been granted by TgV Product Service of Munich, Germany, which enables the Company to sell products throughout the European market. The Company has also renewed an agreement with LEM Biomedica for the purchase of hybrid circuits from the Company.

  ROYALTY INCOME. Royalty income represents royalty fees from Sulzer Intermedics Inc. pursuant to a

License Agreement between the Company and Sulzer Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system.

  COSTS OF PRODUCTS SOLD. Cost of products sold in fiscal 1997 was $2,430,886, compared to $2,551,413 in fiscal 1996, representing a decrease of 5% as compared with the sales decrease of 21%, which reduced the rate of gross margin from 52% to 42%. This reduction was largely due to a change in customer mix, with a higher relative volume of sales to Sulzer Intermedics and the European market, where selling prices are lower than in the domestic market. Decreased production levels to reduce inventory contributed to an increase in unit fixed costs.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses were $3,013,224 in fiscal 1997, representing a decrease of 19% from $3,701,743 in fiscal 1996. Selling expenses were $1,591,807 in fiscal 1997 compared to $2,058,192 in fiscal 1996, representing a decrease of 23%. General and administrative expenses were $1,421,417 in fiscal 1997 compared to $1,643,551 in fiscal 1997 representing a decrease of 14%, largely due to a reduction of $150,000 in salary related costs.

  ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES.   Engineering, research and
development expenses were $1,726,651 in fiscal 1997, representing an increase of 37% from $1,260,881 in fiscal 1996 due to the intensified development activities in the areas of single pass electrode leads, bipolar dual-chamber operation, light weight pulse generator, rate responsive pacing and the PacePro programmer.

  OTHER INCOME AND EXPENSES.   Interest expense decreased in fiscal 1997 to
$490,508 from $672,303 in fiscal 1997 due to the conversion of $2.8 million 5% Debentures to equity on March 31, 1996 and paying down the outstanding balance of the $1.0 million secured loan made by Sulzer Intermedics Inc. in October 1995. Other income during fiscal 1997 largely comprised $140,000 gain on the sale of common stock in the Company pursuant to the supply and development agreements executed with a major implantable defibrillator manufacturer on January 1, 1997 and a prior year deposit of $25,000 that was taken into income in fiscal 1997.

OPERATING TRENDS AND UNCERTAINTIES

  SALES. The ability of the Company to attain a profitable level of operations is dependent upon expansion of sales volume, both domestically and
internationally and continued development of new, advanced products.   The
Company believes that with the continued release of new products and its world-wide market expansion, it will have the potential to increase sales.

  The European Union ("EU") nations have adopted universal standards as developed by the International Organization for Standardization ("ISO") in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EU which is evidenced by being granted the CE Mark. Standards for active implantable medical products were implemented January 1, 1993, with a transition period ending December 31, 1994. The Company Quality System received certification to the ISO 9002 on November 19, 1996. The CE Mark certification was issued by the Notified Body, TUV Product Services, of Munich, Germany, during the second quarter of fiscal 1996 for the Company's products intended for sale in Europe. The Company is developing design control processes in preparation for a compliance audit to ISO 9001.

  Until March 1995, the Company was the only manufacturer commercially marketing single-lead atrial-controlled ventricular pacemakers. However, Sulzer Intermedics Inc., a competitor of the Company, received FDA clearance to commercially market a single-lead atrial-controlled ventricular pacemaker that it developed utilizing the Company's technology pursuant to license and supply agreements with the Company. Sulzer Intermedics commenced marketing its new pacemakers in March 1995. In addition, other competitors have also commenced marketing competitive single lead products.

  Although the introduction of the new single lead pacemakers poses competition for the Company, management believes that the Company will benefit from such competition since the new competition will increase the visibility of single-lead atrial-controlled ventricular pacemakers in the marketplace and thereby increase market acceptance of the product. Further, management believes that there is a sufficient market to accommodate both the Company's and other competitive pacemakers. The Company estimates that its market share of pacemakers generally is less than 1% of an estimated total worldwide market of $2 billion per year.

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

  The Company's ability to successfully compete with Sulzer Intermedics and other pacemaker manufacturers will depend on the Company's ability to supply product and recruit and increase a quality sales force and continue to develop and release new advanced products. The Company historically has been restricted in its marketing capabilities due to financial constraints impeding its ability to supply products and recruit and train a sales force. However, the Company believes that the credit facility from Coast Business Credit and the cash flow generated from Sulzer Intermedics' orders and royalties have positioned the Company to increase its research and development capabilities and its sales force, and to provide an uninterrupted supply of products.

  As discussed above, the manufacture and sale of leads to Sulzer Intermedics produce income for the Company. The Company sells electrode leads to Sulzer Intermedics for its new systems under an Amended and Restated Supply Contract that terminates on August 1, 1998. The Company also receives royalties from Sulzer Intermedics sales of its products incorporating the licensed technology under an Amended and Restated License Agreement. The Company anticipates supplying components to Sulzer Intermedics under the supply agreement for the next several years. An increase in demand for components by Sulzer Intermedics will put further demands on the Company to supply the products; however, with the anticipated cash flow from such orders that would be generated under the license and supply agreements, plus anticipated positive cash flow from sales of other products by the Company, management believes that the Company will be in a position to accommodate an increase in orders.

  It is anticipated that Sulzer Intermedics will eventually develop its own manufacturing capability for electrode leads necessary for its new pacemakers. However, any such development will take time. Although the Company does not know how long it will take Sulzer Intermedics to develop its own manufacturing capability, added to any such development period would be the time necessary to obtain FDA clearance of its manufacturing process. Thus, although the Company cannot guarantee that it will continue to supply Sulzer Intermedics with products, the Company anticipates providing Sulzer Intermedics with components for the next few years. However, in the event Sulzer Intermedics receives FDA approval in a shorter time-frame than anticipated, or other events occur which causes a decrease in Sulzer Intermedics' orders, the Company's business and operating results would be adversely affected.

  SOURCES OF SUPPLY. Two of the Company's principal suppliers of materials used primarily in electrode lead production, Dow Corning Corp. and E.I. DuPont de Nemours & Company, indicated that they will no longer supply their materials to the medical device industry for use in implantable devices. In July 1993, the FDA published in the Federal Register a one-time-only requirement for medical device manufacturers to file a special notification of material supplier changes resulting from the decision of Dow Corning to discontinue supplying its materials to medical device manufacturers. The Company filed the "Special Silicone Notification" for its products effected by the Dow Corning decision in September 1993. In this notification alternate suppliers and materials were identified and supporting technical biological test data were provided for the alternate materials. The FDA acknowledged receiving the Company's notification and indicated that, unless otherwise notified by the FDA, the alternate materials identified in the notification may be used in the Company's products in place of the comparable Dow Corning materials. No further FDA approvals of the alternate materials of such suppliers were required.

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

  Suppliers of custom Application Specific Integrated Circuits (ASIC's) have advised that the technology used to produce these as IC's will no longer be supported. As such, the Company placed one last bulk order to ensure the availability of sufficient as IC's to satisfy projected demands for product.
The new pacing system under development will realize appropriate ASIC's for the new system obviating the need for perpetual supply of the currently used ASIC's.

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

RECENT ACCOUNTING PRONOUNCEMENT

  The FASB has issued SFAS No. 128, "Earnings per Share," which provides guidance for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share." This statement , when adopted, is not expected to have a material impact in the Company.

ITEM 7.  FINANCIAL STATEMENTS

                                                                   page
Report of Independent Certified Public Accountants                 F2
Balance Sheet at March 31, 1997                                    F3 -F4
Statements of Operations for the Years Ended
  March 31, 1997 and 1996                                          F5
Statements of Changes in Stockholders' Equity for
  the Years Ended March 31, 1997 and 1996                          F6
Statements of Cash Flows for the Years Ended
  March 31, 1997 and 1996                                          F7 - F8
Summary of Significant Accounting Policies and Notes to
  Financial Statements                                             F-9 - F24

ITEM 8.  DISAGREEMENTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth the names and ages of the Directors and Executive Officers of the Company as of March 31, 1997, in addition to information respecting their positions and offices with the Company, their periods of service in such capacities, and their business experience for at least the past five years. There are no family relationships among the Directors and Executive Officers of the Company.

     William H. Burns Jr., age 47 has been a member of the Board of Directors since September 1995. Mr. Burns is a health care entrepreneur and is a director and president of five health care businesses. (Biosight Inc., BioVector Inc., Minrad Inc., Medical Infusion Inc., and Fertility Acoustics Inc.) From July 1988 through March 1994 he was Founder, President and CEO of Matrx Medical Inc., a medical product design and distribution company. His efforts in building Matrx Medical, Inc. earned him an award as Entrepreneur of the Year in New York State in 1993. From 1975 through 1988, Mr. Burns held various positions with the BOC group, including Vice President and General Manager of Ohmeda, DVE Care Products. Mr. Burns is also a director of American Consolidated Laboratories, an eye care technology company.

     Bart C. Gutekunst, age 46, has been a member of the Board of Directors since July 1994 and became Chairman of the Board in October 1994. Mr. Gutekunst focuses on growing businesses with a view toward enhancing value through strategic, managerial and financial advisory involvement, with a particular emphasis on the medical sector. In July 1995 he became Chairman and CEO of NovaVison, Inc., an eye care technology company. In May 1997, NovaVision Inc. was merged with American Consolidated Laboratories, Inc., a special vision products company, and Mr. Gutekunst became Chairman of the Board. From September 1992 to September 1994, he was Vice Chairman and Chief Financial Officer of R-2 Medical Systems, Inc., a cardiac care device company, with responsibility for strategic and corporate development as well as overseeing the financial functions of the company. From February 1994 to March 1996, Mr. Gutekunst served as Chairman of the Board of Directors of United Education and Software, Inc., a multi-state operator of nursing and vocational schools operating under Chapter 11 of the United States Bankruptcy Code where he oversaw the voluntary liquidation of the company's assets. From 1988 to 1990, he was a senior member of an investment firm, Entrecanales, Inc., funded by a major European family, making equity investments and leveraged buyouts. From 1981 to 1987, he was Executive Vice President and a member of the Board of Directors, as well as the Management and Investment Committees of Laidlaw, Adams & Peck Inc., where he supervised the investment banking department and completed over 50 public and private transactions. From 1976 to 1981, he was a member of Chemical Bank's Merchant Banking Group. Mr. Gutekunst has been a member of the Board of Directors or advisor to the Board for many companies

     Larry Haimovitch, age 50, has been a member of the Board of Directors since November 1994. He is President of Haimovitch Medical Technology Consultants, a San Francisco, California based healthcare consulting firm which specializes in the medical device and technology industry with a particular emphasis on cardiology related areas and whose clients have included a major hospital chain, numerous medical device companies, venture capital firms, investment groups, and investment bankers. Prior to forming his firm in 1991, Mr. Haimovitch spent over 20 years as a healthcare industry analyst for a number of leading research firms and financial institutions such as Furman Selz, Sutro & Co., and Wells Fargo Investment Advisors. He also serves as a director to Electro-Pharmacology, Inc. and ORBTEC, Inc.

     Augusto Ocana, age 53, has been a member of the Board of Directors since April, 1996. He has over 20 years experience in international health care business, including turn arounds, corporate licensing, strategic alliances and management. Dr. Ocana joined Grupo Taper International in 1994 as Executive Vice President. Previously Dr. Ocana was President and Chairman of the Board of Rempak International Corporation. He joined that firm in 1990. Prior to that, Dr. Ocana was at Abbott Laboratories. He joined that firm in 1975 and held various management positions including Marketing Director, Business Development, Director Pharmaceutical Worldwide and Managing Director of the Latin American and European Subsidiaries. Dr. Ocana has also been trained as a physician and has a Doctorate in International Law and Diplomacy. He serves as a permanent member of the council of the "Centro de Estudios Internacionales".

     Alan J. Rabin, age 47, joined the Company in October 1994 and has been a member of the Board and the Company's President and Chief Executive Officer since that date. Until September 1994, Mr. Rabin was President and Chief Executive Officer of R-2 Medical Systems, Inc, a manufacturer of cardiac care devices, including disposables used in cardiac pacing. R-2 Medical Systems, Inc. was sold to Cardiotronics, Inc. in 1994. From 1987 to 1992, Mr. Rabin was Vice President of Marketing and Sales for Stereo Optical Company, a manufacturer and distributor of disposable and ophthalmic diagnostic devices. From 1985 to 1986, he was Director of Marketing and Sales at Tycos Life Services, Inc., a manufacturer of cardiovascular diagnostic and monitoring devices. From 1980 to 1985, Mr. Rabin held various marketing, new business development, and product management positions with surgical and cardiovascular equipment divisions of C.R. Bard. Prior to assuming those positions, Mr. Rabin was employed in marketing and sales in the critical care and anesthesia market. He also currently serves as a director of American Consolidated Laboratories.

     Robert T. Rylee, age 66, has been a member of the Board of Directors since November 1988. He practiced law from 1958 to 1969 and was a partner in the firm of Wood, Boykin, Rylee, and Walter from 1965 to 1969. In 1969, Mr. Rylee became the President and CEO of Wright Manufacturing Company, a manufacturer of orthopedic implants and instruments, a position he held until 1981 when he became a Dow Corning U.S. Area Vice President and the General Manager of Health Care Business. On May 31, 1993, he retired as Vice President and Chairman of Health Care Business, a position he had held with Dow Corning since 1986 He is currently a director of Clarus Medical Systems, which position he has held since September 1993.

     Tracey E. Young, age 42 has been a member of the Board of Directors since September 1995. She is the Founder and President of Elliot Young & Associates, Inc., a proprietary health care consulting concern, formed in 1987 to assist companies and investors in identifying, evaluating, capturing and managing strategic growth and financing opportunities in high technology health care markets. Ms. Young also held key consulting positions with The Wilkerson Group, both as the founding Associate Director of its Cardiovascular Market Intelligence Service and as an independent consultant to the firm. She also spent seven years in the pacemaker industry in senior marketing and strategic planning positions with Telectronics Pacing Systems and Sulzer Intermedics, Inc.

     Terry McMahon, age 47, became the Company's Vice President of Regulatory Affairs and Quality Assurance in November 1994. Prior to joining the Company, Mr. McMahon was employed as the Manager for Clinical Affairs with Xomed-Treace, Inc. from 1990 to December 1994, where he managed clinical and pre-clinical (animal) studies to demonstrate the safety and efficacy of devices for head and neck injury. Additional responsibilities included the preparation of all regulatory filings for establishing and maintaining market clearance for the company's product line. Prior to his employment with Xomed-Treace, he served in a variety of managerial positions in Regulatory and Technical Affairs for companies involved in medical device implants.

     William Wharton, age 49, was appointed Vice President of Manufacturing and Facilities in March 1996. Mr. Wharton had served the Company as Vice President of Operations since February 1994 and as Vice President of Quality Assurance since 1985. Mr. Wharton joined the Company in 1982 as Director of Quality Assurance. Before joining the Company, he was employed as a Quality Assurance Supervisor for at least five years by Medtronic, Inc., a major competitor in the cardiac pacing industry.

     W. Alan Walton, age 63, joined the Company as Executive Vice President and Chief Operating Officer in March 1996. Mr. Walton is a fellow of the Institute of Chartered Accountants in England and Wales, and was from March 1995 to February 1996 engaged as a financial and operations consultant with Biosight Inc., of Orchard Park, NY, a firm specializing in helping health care businesses enhance their performance. Prior to his experience with Biosight, he spent nineteen years in senior Financial and Systems Management positions with Dunlop Holdings plc in the United Kingdom, including a position as general manager, Group Information Systems, with responsibility for Dunlop's global computing and communications.

     Jonathan S. Lee, age 45, joined the Company in May 1996 as Vice President of Research and Development. Mr. Lee is a biomedical engineer and has 18 years experience in Research & Development, Regulatory Affairs and Marketing with Telectronics, a leading pacemaker manufacturer. He established and managed Telectronic's world wide service facilities, and established Telectronics' research and development presence in Denver, Colorado. He has been a member of the North American Society of Pacing and Electrophysiology since 1984.

     Kirk Kamsler, age 46, joined the Company in April 1996 as Director of Marketing and Sales. In April 1997 he was promoted to Vice President Sales. He has over 20 years of sales, sales management and marketing management experience in the medical device industry, including Davis & Geck, Matrx Medical and Marquette Medical Systems. He was with Marquette from November 20, 1989 until joining the Company in April 1996. At Marquette, he was a sales representative until May 1, 1992, when he was promoted to Group Product Manager, responsible for the worldwide marketing of external cardiac defibrillators.

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

     None of the Directors or Executive Officers of the Company is a director in any company, other than the Company, with a class of equity securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended except for Bart C. Gutekunst who is Chairman of the Boards of United Education Software, Inc. and of American Consolidated Laboratories, Inc., Larry Haimovitch who is a director of Electro-Pharmacology, Inc. and Alan J. Rabin and William H. Burns who are directors of American Consolidated Laboratories, Inc.

     Each director and executive officer, and each person owning beneficially more than 10% of a registered class of the Company's equity securities, is required to report to the Securities and Exchange Commission, by a specified date, his or her transactions related to the Company's Common Stock and to provide a copy of any such report to the Company. A late report was filed for each of Messrs. Gutekunst and Rabin, officers and directors, Messrs. Burns, Haimovitch and Rylee, directors, and Messrs. Lee, Kamsler and McMahon, officers, with respect to one stock option grant to each of them, late reports were filed for Ms. Young, director, with respect to two stock option grants, a late report was filed for Mr. Rylee, director, with respect to the expiration of a stock option grant and a late report was filed for Mr. Lee, officer, with respect to a purchase of shares of common stock. A late report was filed for Dr. Ocana, director, with respect to his appointment to the Board of Directors in April 1996.

ITEM 10.  DIRECTORS' AND EXECUTIVE OFFICERS' COMPENSATION

     EXECUTIVE REMUNERATION. The following table sets forth information about the compensation paid or accrued by the Company during the fiscal years ended March 31, 1997, 1996, and 1995 to the Company's Chief Executive Officers and any other Executive Officer whose aggregate compensation exceeded $100,000 in fiscal 1996.


                          SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------
                                                                           LONG-TERM
                                                                           COMPENSATION
                                                ANNUAL COMPENSATION          AWARDS

                            Fiscal Year                        Other          Securities
Name and Principal           Ended                           Annual           Underlying         All Other
    Position                March 31,         Salary       Compensation        Options          Compensation
---------------------------------------------------------------------------------------------------------------
Alan J. Rabin                1997            $146,000              -          12,000/(1)/       $   521/(2)/
(President, CEO,             1996            $110,000      $  10,000/(3)/     20,000/(4)/       $26,349/(5)/
Director)                    1995            $ 55,000      $   1,250/(6)/     28,571/(7)/       $64,451/(8)/
---------------------------------------------------------------------------------------------------------------
Bart C. Gutekunst            1997            $ 48,000              -          10,000/(1)/       $11,321/(9)/
(Chairman of the             1996            $ 48,000              -          15,000/(4)/       $ 8,700/(10)/
Board)                       1995            $ 24,000      $   1,250/(11)/    21,429/(7)/       $95,050/(12)/
---------------------------------------------------------------------------------------------------------------
Kirk D. Kamsler              1997            $ 81,104              -          10,000/(13)/      $45,000/(14)/
(Vice President              1996                   -              -               -                  -
 Sales)                      1995                   -              -               -                  -
---------------------------------------------------------------------------------------------------------------
W. Alan Walton               1997            $ 77,549              -               -            $22,655/(14)/
(Executive Vice President    1996                   -              -               -                  -
 Operations)                 1995                   -              -               -                  -
---------------------------------------------------------------------------------------------------------------
Jonathan S. Lee              1997            $ 80,596              -          10,000/(15)/      $33,460/(14)/
(Vice President              1996
Engineering)                 1995                   -              -               -                  -
---------------------------------------------------------------------------------------------------------------

(1) On August 22, 1996, the Board of Directors awarded these options to purchase shares of common stock in the Company at $3.50 per share, exercisable on March 31, 1997.

(2) This represents interest received prior to conversion of debentures to stock.

(3) In addition to his salary, Mr. Rabin is entitled to a performance bonus. This represents the performance bonus paid in respect of Mr. Rabin's services during the year ended March 31, 1996.

(4) On May 5, 1995, the Board of Directors awarded these options to purchase shares of common stock of the Company at $3.63 per share. The options are exercisable one third on August 5, 1995, one third on May 5, 1996, and one third on May 5, 1997.

(5) This represents reimbursement of relocation expenses, $21,549, paid to Mr. Rabin pursuant to his employment agreement and consulting fees in connection with debenture financing, $4,800.

(6) This represents a monthly fee of $625 paid to Mr. Rabin in October and November 1994 for his services to the Company as a Director.

(7) Upon execution of their employment agreements with the Company, Mr. Rabin was granted stock options for 28,571 shares of the Company's common stock and Mr. Gutekunst was granted stock options for 21,429 shares of the Company's common stock, exercisable at $3.50 per share.

(8) This includes $12,751 for reimbursement of relocation expenses paid to Mr. Rabin pursuant to his employment agreement. It also includes $51,700 for consulting services rendered the Company in connection with the development of its new business plan and its financing efforts prior to his employment with the Company.

(9) This includes $7,500 in connection with his facilitating the Grupo Taper Distributor and Sirrom Mortgage Agreements. It also includes $3,292 of interest paid on a $100K secured promissory note, and $521 of interest paid on debentures held prior to the conversion of the debentures to stock.

(10) This represents consulting fees in connection with Debenture financing.

(11) This represents a monthly fee of $625 paid to Mr. Gutekunst in August and September 1994 for his services to the Company as a Director prior to his employment as Chairman.

(12) This includes $79,050 for consulting services rendered the Company in connection with the development of its new business plan and its financing efforts prior to his employment with the Company. It also includes $16,000 in connection with his facilitating the refinancing of the mortgage on the Company's property.

(13) Upon execution of his employment agreement with the Company, Mr. Kamsler was granted options to purchase 10,000 shares of common stock of the Company at $3.50 per share, exercisable one third on April 21, 1997, one third on April 21, 1998 and one third on April 21, 1999.

(14) This represents reimbursement of relocation expenses paid pursuant to their employment agreements.

(15) Upon execution of his employment agreement with the Company, Mr. Lee was granted options to purchase 10,000 shares of common stock of the Company at $3.50 per share, exercisable one third on May 5, 1997, one third on May 5, 1998 and one third on May 5, 1999.

  The following table sets forth information concerning options granted during the fiscal year ended March 31, 1997 to those persons named in the preceding Summary Compensation Table.


                       OPTION GRANTS IN LAST FISCAL YEAR

----------------------------------------------------------------------------------
                        Number of
                       Securities       % of Total
                       Underlying    Options Granted
                         Options     to Employees in   Exercise Price   Expiration
Name                     Granted       Fiscal Year        ($/share)        Date
----------------------------------------------------------------------------------
Alan J. Rabin          12,000/(1)/         14%            $3.50          8/22/2001
Bart  C. Gutekunst     10,000/(1)/         12%            $3.50          8/22/2001
Kirk D. Kamsler        10,000/(2)/         12%            $3.50          4/21/2001
Jonathan S. Lee        10,000/(3)/         12%            $3.50          5/05/2001
----------------------------------------------------------------------------------

(1)  These options are subject to immediate exercise.

(2) These options are exercisable 1/3 on April 21, 1997; 1/3 on April 21, 1998 and 1/3 on April 21, 1999.

(3) These options are exercisable 1/3 on May 5, 1997; 1/3 on May 5, 1998 and 1/3 on May 5, 1999.


 The following table sets forth information concerning the value of unexercised stock options at March 31, 1997 for those persons named in the Summary Compensation Table.


                  AGGREGATED OPTIONS IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

------------------------------------------------------------------------------------------------------
                                                Number of Securities      Value of Unexercised In-
                       Shares                  Underlying Unexercised       The-Money Options at
                     Acquired on   Value     Options at Fiscal Year End        Fiscal Year End
Name                  Exercise    Realized   Exercisable/Unexercisable    Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------
Alan J. Rabin          -           -              49,143/11,429                   $0/$0
Bart C. Gutekunst      -           -               37,858/8,572                   $0/$0
W. Alan Walton         -           -                7,500/7,500                   $0/$0
Kirk D. Kamsler        -           -                   0/10,000                   $0/$0
Jonathan S. Lee        -           -                   0/10,000                   $0/$0
------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

     For their service on the Board, each outside director is entitled to receive annually the sum of $3,000 and such number of shares of the Company's common stock that have a total value of $6,000 based on the average of the bid and ask prices of the Company's common stock on the NASD OTC Bulletin Board Service as quoted on March 31, 1997. The Company accrued in respect of each of William Burns, Larry Haimovitch, Augusto Ocana, Robert Rylee and Tracey Young the sum of $3,000 and 4,174 shares of the Company's common stock for their services through fiscal year 1997.

EMPLOYMENT AGREEMENTS

     Mr. Alan J. Rabin is employed as the President and Chief Executive Officer of the Company pursuant to a three year employment agreement dated as of October 13, 1994 amended by the Board of Directors at its meeting of May 15, 1996. As compensation thereunder, Mr. Rabin receives an annual salary of $150,000; reimbursement for business travel and other business expenses; and a bonus of 50% of his annual salary based on the performance of the Company. The employment agreement also provided reimbursement for Mr. Rabin's relocation and temporary living expenses, not to exceed $38,000 plus the cost associated with the moving of personal possessions and his family. His employment agreement provides a severance package under certain defined circumstances equal to the balance of the salary due under the employment agreement (payable in accordance with the Company's payroll practices) and a lump sum payment equal to nine months of his annual base salary then in effect, plus maintenance by the Company (to the extent permitted under plan documents) for nine months from the date of termination all benefit plans in which he was entitled to participate while an employee, or the equivalent. The nine month lump sum severance payment is also payable to Mr. Rabin in the event his employment agreement is not renewed by the Company at the end of its term. Pursuant to his employment agreement, the Company awarded to Mr. Rabin a stock option for 28,571 shares of the Company's common stock at an exercise price of $3.50 per share, 23,809 of which are execisable immediately and the remaining 4,762 shares will become exercisable in October 1997. Mr. Rabin's stock option agreement contains a change of control provision whereby in the event of a change in control of the Company, all outstanding options become immediately exercisable.

 Mr. Bart C. Gutekunst is employed as the Chairman of the Board of the Company pursuant to a three year employment agreement dated as of October 13, 1994. As compensation thereunder, Mr. Gutekunst receives an annual salary of $48,000; reimbursement for business travel and other business expenses; and a bonus related to the Company's financial, capital raising and corporate development and acquisition activities in the form of the following transactional fees: 1% for debt and equity source, and 1% of the gross consideration for asset acquisitions or sales, which fees are payable to Mr. Gutekunst upon closing by the Company or its successor-in-interest of the applicable transaction. Pursuant to the employment agreement, Mr. Gutekunst received an option for 21,429 shares of the common stock of the Company at an exercise price of $3.50 per share, 17,858 of which are exercisable immediately and the remaining 3,571 will become exercisable in October 1997. His employment agreement contains the same severance provisions as Mr. Rabin's employment agreement and his stock option contains the same change of control provision as Mr. Rabin's stock option agreement.

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

     On January 19, 1995, the Board of Directors of the Company authorized the combination of the 1987 Plan and the 1992 Plan into one plan now known as the Combined 1987-1992 Non-Qualified Stock Option Plan ("Combined Option Plan").
The Combined Option Plan provides that all issued and outstanding stock option agreements under the previous plans shall be governed by the Combined Option Plan. Under the Combined Option Plan, the Company is authorized to issue options to employees, officers and directors to purchase up to a maximum of 400,000 shares of the Company's common stock. As of March 31, 1997, there were outstanding options for 309,969 shares under the Combined Plan, of which 237,569 shares were subject to options held by officers and directors at exercise prices ranging from $3.50 to $5.25 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     CERTAIN BENEFICIAL OWNERS. As of May 30, 1997, seven (7) stockholders were known by the Company to beneficially own five percent (5%) or more of the outstanding voting securities of the Company. The following table sets forth the indicated information as of May 30, 1997 with respect to each person known by the Company to own beneficially more than five percent (5%) (calculated in accordance with the guidelines promulgated by the Securities and Exchange Commission) of the 2,619,371 issued and outstanding shares of common stock of the Company on that date.

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

--------------------------------------------------------------------------------
Name and Address                       Amount and Nature             Percent
of Beneficial Owner                of Beneficial Ownership (1)     of Class (2)
--------------------------------------------------------------------------------
Phillip R. Beutel                            277,351                10.50%
3 Chase Lane
Colorado Springs, CO 80906

Special Situations Fund III, L.P.            327,770                12.38%
153 East 53rd St. Rm 5101
New York, New York 10022

Penfield Partners                            204,856                 7.77%
c/o William D. Witter, Inc.
150 E. 53rd Street
New York, NY 10022

Bradley Resources Company                    198,709                 7.54%
107 John Street
Southport, CT 06490

ROI Partners                                 143,399                 5.45%
353 Sacramento Street
San Francisco, CA 94111

Dow Corning Enterprises, Inc.                235,714 (3)             8.36%
2200 West Salzburg Road
Auburn, MI 48611


Sirrom Capital                               250,000 (4)             8.87%
St. Cloud Corner
500 Church Street, Suite 200
Nashville, TN 37219
                                   ---------------------------------------------

                                           1,637,799                52.56%
                                   =============================================

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

(3) This amount represents (a) 200,000 shares of common stock issuable upon exercise of warrants issued pursuant to the retirement of the Company's mortgage with Dow Corning Enterprises, Inc. and (b) 35,714 shares of common stock of which Dow Corning Enterprises, Inc. is the record owner.

(4) This amount represents (a) 150,000 shares of common stock issuable upon exercise of warrants issued pursuant to the mortgage loan of $1,500,000 made by Sirrom, (b) 50,000 shares of common stock issuable upon exercise of warrants issued pursuant to Sirrom for its consent to the Sulzer Intermedic's loan of $1,000,000 and (c) 50,000 shares of common stock of which Sirrom Capital Corporation is the record owner.

     MANAGEMENT. The following table sets forth the number of shares of common stock beneficially owned by each Director of the Company as of May 30, 1997, and the percentage of the outstanding shares such ownership represented at the close of business on May 30, 1997 (according to information received by the Company), together with information as to stock ownership of all Directors and Executive Officers of the Company as a group as of May 30, 1997.

     ------------------------------------------------------------------------------------
     Name of Individual or                        Amount and Nature of         Percent
     Number of Persons in Group              Beneficial Ownership(1)(3)(4)   of Class (2)
     ------------------------------------------------------------------------------------
     William H. Burns.......................           13,690                  0.52%
     Bart C. Gutekunst......................           61,100                  2.29%
     Larry G. Haimovitch....................           28,971                  1.10%
     Alan J. Rabin..........................           80,251                  2.99%
     Robert T. Rylee........................           38,829                  1.46%
     Tracey E. Young........................           18,621                  0.71%
     Augusto Ocana..........................            7,000                  0.27%
     All Directors and Executive Officers
       as a group (12 persons)..............          328,623 (4)              9.03%
     ------------------------------------------------------------------------------------

(1) Except as otherwise indicated, each person is the record owner of the shares indicated and possesses the sole voting and investment power.

(2) Computations of percentage ownership of each individual and of the group treat options to purchase common stock exercisable within the next 60 days as though the shares subject thereto were issued and outstanding.

(3) Includes options exercisable within the next 60 days to purchase shares of common stock granted pursuant to the Company's Combined Option Plan (see "Item 11. Directors' and Executive Officers' Compensation -Stock Options") as follows:

          ----------------------------------------------------------------------------
          Name of Individual or                                              Number
          Number of Persons in Group                                        of Shares
          ----------------------------------------------------------------------------
          William H. Burns.................................................    13,000
          Bart C. Gutekunst................................................    50,858
          Larry G. Haimovitch..............................................    15,000
          Alan J. Rabin....................................................    67,809
          Robert T. Rylee..................................................    36,429
          Tracey E. Young..................................................    18,000
          Augusto Ocana....................................................     7,000

          All Directors and Executive Officers as a group (12 persons).....   277,118
          ----------------------------------------------------------------------------

(4) Includes shares subject to options and warrants as described in notes (3) and (4), to the table under "Security Ownership of Certain Beneficial Owners,"above.

ITEM 12.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     See "Employment Agreements" for a description of certain compensation arrangements.

     During the last calendar quarter of 1994, the Company raised $2,885,000 through a private placement of 5% Convertible Debentures. Interest payments were made on March 31 and October 31 of each year, commencing March 31, 1995. The Debentures' maturity date was October 31, 1999. Effective March 31, 1996, the holders of Debentures converted their Debentures into common stock of the Company at a conversion rate of $2.80 per shares. Alan Rabin and Bart Gutekunst, President/Chief Executive Officer and Chairman of the Board, respectively, of the Company, each received 8,928 shares of the Company's Common Stock in respect of the conversion. Those beneficial owners holding 5% or more of the Company's issued and outstanding common stock and the common stock they received upon conversion of their debentures is as follows: Phillip R. Beutel, 89,285 shares; Special Situation Fund III, L.P., 285,714 shares; Penfield Partners, 178,571 shares; Bradley Resources Company, 173,214 shares; and ROI
Partners, 125,000 shares.   Pursuant to the terms of the 5% Convertible
Debentures, the Company filed with the SEC a registration statement on Form S-1 registering the common stock underlying the Debentures, which registration statement was declared effective by the SEC on April 27, 1995.

     In respect of their conversion of the debentures, the Company issued warrants to the debenture holders for an aggregate of 100,000 warrants (to be divided among the debenture holders pro rata in accordance with their percentage interests in the Debentures). The warrants have a term of three years and are exercisable commencing March 31, 1996 at $5.00 per share.

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

     In November, 1995, the Company entered into an agreement with Biosight Inc., of which William H. Burns, Jr., a director of the Company, is President and principal shareholder. Under the agreement, Biosight Inc. provided consulting services regarding the Company's manufacturing processes and inventory planning. The agreement provided for payment of $30,000 in fees during the year ended March 31, 1996, plus reimbursement of approved out-of-pocket expenses, and future performance related payments to be paid in stock and cash, provided certain goals are met. Upon earning $30,000 in performance related payments (in combined cash and stock), the agreement provides for subsequent performance based payments to be made in the Company's common stock.

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

    On October 28, 1996, the Company executed a Security Agreement and Promissory Note with Bart C.

Gutekunst, director and Chairman of the Board. Under the agreement and note, Mr. Gutekunst advanced the Company $108,247 at an annual interest rate of ten per cent (10%). This advance, plus accrued interest, was repaid to Mr. Gutekunst on February 14, 1997.

     On March 24, 1997, the Company executed a Security Agreement and Promissory Note with Bart C. Gutekunst, director and Chairman of the Board. Under the agreement and note, Mr. Gutekunst advanced the Company $100,000 at an annual interest rate of ten per cent (10%) plus the right to purchase one (1) share of restricted common stock of the Company at an exercise price of eighteen cents ($0.18) per share for each one dollar ($1.00) of interest earned under the note.

     The foregoing transactions between the Company and its affiliates were negotiated on behalf of the Company by its management. The Company believes that such transactions are in compliance with the Company's policy that transactions with affiliates be on terms at least as favorable as could have been reasonably obtained from an unaffiliated third party.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following Exhibits are filed as part of this Form 10-KSB:

-------------------------------------------------------------------------------------------------------------------------
Exhibit                                                        Sequential Page Number or
Number             Description                                 Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------------------
    3.0            Certificate of Incorporation of             Exhibit 3.0 to Amendment No. 1 to Form S-1 Registration
                   the Company, as amended                     Statement filed on February 1, 1988, Registration No. 33-
                                                               16490 and Form 10-K for the year ended March 31, 1990,
                                                               File No. 0-14653

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

    4.3            Combined 1987-1992 Non-Qualified            Exhibit 4.8 to Amendment No. 1 to Form S-1 Registration
                   Stock Option Plan                           Statement filed on April 17, 1995, Registration No. 33-
                                                               89938

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

    4.6            Stock Purchase Warrant, dated               Exhibit 4.6 to Form 10-KSB for the year ended March 31,
                   October 15, 1995 in favor or                1996, File No. 0-14653.
                   Sirrom Capital Corporation

    4.7            Stock Purchase Warrant, dated               Exhibit 4.7 to Form 10-KSB for the year ended March 31,
                   March 29, 1996 in favor of                  1996, File No. 0-14653.
                   Grupo Taper, S.A.

-------------------------------------------------------------------------------------------------------------------------
Exhibit                                                        Sequential Page Number or
Number             Description                                 Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------------------
 10.0              License Agreement between                   Exhibit 10.1 to Form 10-Q for the Quarter Ended
                   Hughes/Bertolet and the                     September 30, 1986, File No. 0-14653
                   Company

 10.1              Settlement Agreement and                    Exhibit 10.2 to Form 10-K for the Year Ended March 31,
                   Release between Applied                     1990, File No. 0-14653
                   Cardiac Electro-physiology and
                   the Company

 10.2              Amended and Restated License                Exhibit 10.19 to Form 8-K Current Report dated April 2,
                   Agreement between Sulzer                    1993, File No. 0.14653
                   Intermedics Inc. and the
                   Company, dated April 2, 1993

 10.3              Amended and Restated Supply                 Exhibit 10.20 to From 8-K Current Report dated April  2,
                   Contract between Sulzer                     1992, File No. 0-14653
                   Intermedics Inc. and the
                   Company, dated April 2, 1993

 10.4              Employment Agreement between                Exhibit 10.24 to Form 8-K Current Report dated October
                   Bart C. Gutekunst and the                   11, 1994, File No. 0-14653
                   Company, dated October 13,
                   1994

 10.5              Employment Agreement between                Exhibit 10.25 to Form 8-K Current Report dated October
                   Alan J. Rabin and the Company,              11, 1994, File No. 0-14653
                   dated October 13, 1994

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

-------------------------------------------------------------------------------------------------------------------------
Exhibit                                                        Sequential Page Number or
Number             Description                                 Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------------------
 10.11             Loan and Security Agreement
                   between the Company and                     Exhibit 10.1 to Form 8-K Current Report, dated March 31,
                   Sirrom Capital Corporation,                 1995, File No. 0-14653
                   dated March 31, 1995

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

 10.14             Second Mortgage and Security                Exhibit 10.4 to Form 8-K Current Report, dated March 31,
                   Agreement in favor of Dow                   1995, File No. 0-14653
                   Corning Enterprises, Inc., dated
                   March 31, 1995

 10.15             Subordination Agreement                     Exhibit 10.5 to Form 8-K Current Report, dated March 31,
                   between the Company Sirrom                  1995, File No. 0-14653
                   Capital Corporation, and the
                   Debentureholders, dated March
                   31, 1995

 10.16             Promissory Note and Security                Exhibit 10.16 to Form 10-QSB for the Quarter ended
                   Agreement between Sulzer                    September 30, 1995, File No. 0-14653
                   Intermedics Inc. and the
                   Company dated October 20,
                   1995

 10.17             Amendment 2 to Supply                       Exhibit 10.17 to Form 10-QSB for the Quarter ended
                   Contract between Sulzer                     September 30, 1995, File No. 0-14653
                   Intermedics Inc.and the
                   Company, October 20, 1995
                   dated

 10.18             Amendment 2 to License                      Exhibit 10.18 to Form 10-QSB for the Quarter ended
                   Agreement between Sulzer                    September 30, 1995, File No. 0-14653
                   Intermedics Inc. and the
                   Company, dated October 20,
                   1995

 10.19             Distribution Agreement between              Exhibit 10.19 to Form 10-QSB for the Quarter ended
                   Grupo Taper S.A. and the                    December 31, 1995, File No. 0-14653
                   Company, dated December 20,
                   1995

 10.20             Distribution Agreement between              Exhibit 10.20 to Form 10-QSB for the Quarter ended
                   LEM Biomedica s.r.l. and the                September 30, 1996, File No. 0-14653
                   Company, dated

-------------------------------------------------------------------------------------------------------------------------
Exhibit                                                        Sequential Page Number or
Number             Description                                 Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------------------
                   October 1, 1996.

 10.21             Security Agreement and Secured
                   Promissory Note between Bart                Exhibit 10.21 to Form 10-QSB for the Quarter ended
                   C. Gutekunst and the Company,               December 31, 1996, File No. 0-14653
                   dated October 28, 1996.

                   Security Agreement and Secured
  10.22            Promissory Note between Bart                Included herewith.
                   C. Gutekunst and the Company,
                   dated March 24, 1997.
-------------------------------------------------------------------------------------------------------------------------

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


     By  /s/ Alan J Rabin
        -----------------------------------
        Alan J. Rabin
        President and CEO, and a Director
        Dated: June 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on the date indicated. This reporting may be executed in multiple counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.


      /s/ Bart C. Gutekunst             Chairman of the Board
     -----------------------------------
      Bart C. Gutekunst
      Dated: June 25, 1997


      /s/ Alan J. Rabin                 President and CEO, and a Director
     -----------------------------------
      Alan J. Rabin
      Dated: June 25, 1997


      /s/ Tracey E. Young               Director
     -----------------------------------
      Tracey E. Young
      Dated: June 25, 1997


      /s/ William H. Burns              Director
     -----------------------------------
      William H. Burns
      Dated: June  25, 1997


      /s/ Larry G. Haimovitch           Director
     -----------------------------------
      Larry G. Haimovitch
      Dated: June 25, 1997


      /s/ Robert T. Rylee               Director
     -----------------------------------
      Robert T. Rylee
      Dated: June 25, 1997

      /s/ Augusto Ocana                 Director
     -----------------------------------
      Augusto Ocana
      Dated: June 25, 1997


      /s/ W. Alan Walton                Executive Vice President, Chief
     -----------------------------------
      W. Alan Walton                    Operating Officer (Principal Accounting
                                        Officer)
      Dated: June  25, 1997

                                                  CARDIAC CONTROL SYSTEMS, INC.

                                                                      CONTENTS


================================================================================

             Report of Independent Certified Public Accountants            F-2


             Financial statements
                 Balance sheet                                    F-3  -   F-4
                 Statements of operations                                  F-5
                 Statements of stockholders' equity                        F-6
                 Statements of cash flows                         F-7  -   F-8
                 Summary of significant accounting policies       F-9  -  F-11
                 Notes to financial statements                   F-12  -  F-24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Cardiac Control Systems, Inc.


We have audited the accompanying balance sheet of Cardiac Control Systems, Inc. as of March 31, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardiac Control Systems, Inc. as of March 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.



                                     BDO Seidman, LLP
Orlando, Florida
May 29, 1997, except for Note 10
 which is as of June 13, 1997

                                                  CARDIAC CONTROL SYSTEMS, INC.

                                                                  BALANCE SHEET


================================================================================

March 31,                                                                  1997
--------------------------------------------------------------------------------
ASSETS


CURRENT:
 CASH                                                                $  185,463
 Accounts receivable (Note 2)                                           952,842
 Inventories (Note 3)                                                 1,519,638
 Prepaid expenses                                                       256,112
--------------------------------------------------------------------------------

       TOTAL CURRENT ASSETS                                           2,914,055
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET (Notes 4 and 5)                    1,787,324
--------------------------------------------------------------------------------

OTHER ASSETS:

 Deferred financing costs, less accumulated
  amortization of $116,712 (Note 6)                                     326,788
 Deferred license fees, less accumulated
  amortization of $3,333                                                196,667
 Other                                                                   73,546
--------------------------------------------------------------------------------

       TOTAL OTHER ASSETS                                               597,001
--------------------------------------------------------------------------------


                                                                     $5,298,380
================================================================================

                                                  CARDIAC CONTROL SYSTEMS, INC.

                                                                  BALANCE SHEET


================================================================================

March 31,                                                                  1997
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts payable                                                    $  828,243
 Accrued compensation                                                   230,452
 Accrued royalties (Note 9)                                             310,304
 Other accrued expenses                                                  29,082
 Deposits payable                                                       392,632
 Notes and debt obligations payable within one year (Note 5)            106,530
--------------------------------------------------------------------------------

       TOTAL CURRENT LIABILITIES                                      1,897,243


NOTES AND DEBT OBLIGATIONS PAYABLE AFTER ONE YEAR (Note 5)            1,446,583
OTHER LIABILITIES                                                        70,674
--------------------------------------------------------------------------------

       TOTAL LIABILITIES                                              3,414,500
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Notes 5 and 6):
 Common stock, $.10 par value, 30,000,000 shares authorized,
  2,619,371 shares issued                                               261,937
 Additional paid-in capital                                          22,291,215
 Accumulated deficit                                                (20,662,217)
 Cumulative translation adjustment                                       (7,055)
--------------------------------------------------------------------------------

       TOTAL STOCKHOLDERS' EQUITY                                     1,883,880
--------------------------------------------------------------------------------

                                                                     $5,298,380
================================================================================

See accompanying summary of significant accounting policies and notes to financial statements.

                                                  CARDIAC CONTROL SYSTEMS, INC.

                                                       STATEMENTS OF OPERATIONS


================================================================================

Year ended March 31,                                       1997            1996
--------------------------------------------------------------------------------
REVENUE:
 Sales (Note 8)                                      $4,201,047      $5,321,823
 Royalty income                                       2,394,250       2,351,700
--------------------------------------------------------------------------------
       Total revenue                                  6,595,297       7,673,523
--------------------------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of products sold                                2,430,886       2,551,413
 Selling, general and administrative expenses         3,013,224       3,701,743
 Engineering, research and development expenses       1,726,651       1,260,881
--------------------------------------------------------------------------------
       Total costs and expenses                       7,170,761       7,514,037
--------------------------------------------------------------------------------
       Income (loss) from operations                   (575,464)        159,486
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES):
 Interest income                                         17,432          16,712
 Interest expense                                      (490,508)       (672,303)
 Other income                                           167,300         234,600
--------------------------------------------------------------------------------
       Total other expenses                            (305,776)       (420,991)
--------------------------------------------------------------------------------
NET LOSS                                              $(881,240)      $(261,505)
================================================================================

LOSS PER COMMON SHARE                                 $    (.34)      $    (.19)
================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING  2,585,212       1,356,607
================================================================================

See accompanying summary of significant accounting policies and notes to financial statements.

                                                  CARDIAC CONTROL SYSTEMS, INC.

                                             STATEMENTS OF STOCKHOLDERS' EQUITY


================================================================================

                                      Common Stock        Additional                                       Cumulative
                                ------------------------
                                     Number        Par       Paid-in      Treasury    Accumulated         Translation
                                  of Shares      Value       Capital         Stock        Deficit          Adjustment
------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995           1,342,819   $134,282   $18,725,430   $         -   $(19,519,472)          $     -
 Conversion of debentures and
  related interest, net of
  costs of $225,175               1,082,012    108,201     2,696,269             -              -                 -
 Common shares issued               108,111     10,811       280,939             -              -                 -
 Stock warrants issued                    -          -       154,750             -              -                 -
 Acquisition of treasury stock            -          -             -       (10,938)             -                 -
 Net loss                                 -          -             -                     (261,505)                -
------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1996           2,532,942    253,294    21,857,388       (10,938)   (19,780,977)                -
 Common shares issued, net of
  costs of $8,968                    91,428      9,143       296,889             -              -                 -
 Stock warrants issued                    -          -       152,376             -              -                 -
 Acquisition of treasury stock            -          -             -        (5,000)             -                 -
 Retirement of treasury stock        (4,999)      (500)      (15,438)       15,938              -                 -
 Translation adjustment                   -          -             -             -              -           $(7,055)
 Net loss                                 -          -             -                     (881,240)                -
------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1997           2,619,371   $261,937   $22,291,215   $         -   $(20,662,217)          $(7,055)
========================================================================================================================

See accompanying summary of significant accounting policies and notes to financial statements.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF CASH FLOWS


===============================================================================================
Year ended March 31,                                                 1997         1996
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      $ (881,240)  $ (261,505)
 Adjustments to reconcile net loss to net
  cash provided by (used for) operating activities:
   Depreciation and amortization                                  551,225      486,942
   Gain on fixed asset disposals                                  (12,957)      (7,136)
   Stock issued for payment of directors' fees                          -       21,750
   Stock issued for payment of interest                                 -      144,645
   Cash provided by (used for):
    Accounts receivable                                           382,515       56,981
    Inventories                                                   514,807     (279,013)
    Prepaid expenses                                             (192,039)      (6,414)
    Other assets                                                  (50,588)     (22,257)
    Accounts payable                                              327,535     (174,169)
    Accrued expenses                                              (13,957)     (22,197)
    Deposits payable                                             (126,962)     168,447
    Other liabilities                                            (112,717)      14,079
    Deferred royalties                                           (328,250)    (361,800)
--------------------------------------------------------------------------------------

Net cash provided by (used for) operating activities               57,372     (241,647)
--------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                       (544,628)    (402,701)
 Proceeds from sale of equipment                                   22,633       25,482
 Redemption of certificate of deposit                                   -       40,000
--------------------------------------------------------------------------------------

Net cash used for investing activities                           (521,995)    (337,219)
--------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock and stock warrants,
  net of issuance costs                                           301,032      328,950
 Deferred financing costs                                         (99,149)     (11,140)
 Proceeds from notes and debt obligations                         163,253    1,068,490
 Repayment of notes and debt obligations                         (875,174)    (307,745)
--------------------------------------------------------------------------------------

Net cash provided by (used for) financing activities             (510,038)   1,078,555
--------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES IN CASH                            (7,055)           -
--------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                  (981,716)     499,689

CASH, beginning of year                                         1,167,179      667,490
--------------------------------------------------------------------------------------

CASH, end of year                                              $  185,463   $1,167,179

================================================================================

        See accompanying summary of significant accounting policies and notes to financial statements.

                                                CARDIAC CONTROL SYSTEMS, INC.

                                                     STATEMENTS OF CASH FLOWS

===============================================================================

Year ended March 31,                                                            1997            1996
----------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid during the year                                             $ 283,676      $  299,225

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Transfer of deferred registration costs from other assets to capital
  in excess of par                                                         $       -      $   51,844
 Conversion of debentures to common stock, net of unamortized
  debt issue costs                                                                 -       2,723,219
 Deferred financing costs incurred for issuance of stock warrants             81,000          84,250
 Treasury stock acquired in settlement of note receivable                          -          10,938
 Treasury stock acquired for reinstatement of accounts payable                 5,000               -
 Reduction in accounts payable in exchange for common stock                    5,000               -
 Accounts payable incurred for costs of license fees                         200,000               -
 Debt discount incurred for issuance of stock warrants                        71,376               -
 Debt incurred for purchase of property and equipment                         15,345               -

================================================================================

        See accompanying summary of significant accounting policies and notes to financial statements.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



================================================================================

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

                         Building and building improvements    10  -  30 years
                         Land improvements                            20 years
                         Machinery and equipment                5  -   6 years
                         Office equipment and furniture and
                         fixtures                               5  -  10 years
                         Vehicles                               3  -   5 years
                         Ancillary equipment                           2 years

Deferred            Deferred financing costs related to a mortgage note payable
Costs               and other loan agreements are capitalized and agreements are
and Fees            capitalized and amortized over the term of the loans (see
                    Note 5). Deferred license fees related to a license to distribute products in Japan are capitalized and amortized over five years, the life of the license.

Impairment of Long- Impairment losses are recognized on long-lived assets when
Lived Assets        expected future cash flows are less than the assets'
                    carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property and equipment in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

Translation of      The financial statements of the non-U.S. division are
Foreign Currency    translated into U.S. dollars as follows: all assets and
                    liabilities at the year-end exchange rate and revenue and expenses at the average exchange rate. Adjustments resulting from the translation of financial statements are reflected as a separate

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



================================================================================

                    component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in income currently and were not significant for the years ended March 31, 1997 and 1996.

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

                    Pursuant to a license agreement with a third-party distributor, the Company recognizes royalty income as leads are sold by the distributor.

Engineering,        The Company capitalizes the cost of materials and equipment
Research and        acquired or constructed for research and development
Development Costs   activities that have alternative future uses. All other
                    costs incurred for the purpose of product research, design, and development are charged to operations as incurred.
                    Research and development costs included in engineering, research and development expenses on the statements of operations for the years ended March 31, 1997 and 1996 approximate $1,086,800 and $698,000, respectively.

Income Taxes        The Company accounts for income taxes in accordance with
                    Statement of Financial Accounting Standards No. 109,
                    "Accounting for Income Taxes" ("FAS 109"). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.
                    Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Loss per            Primary loss per share of common stock is based on the
Common Share        weighted average number of common shares and common share
                    equivalents, principally in the form of options and warrants, outstanding during the period. Common stock equivalents have not been included for 1997 and 1996 as their effect on the loss per share is anti-dilutive.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



================================================================================

Fair Value of       Statement of Financial Accounting Standards No. 107,
Financial           "Disclosures about Fair Value of Financial Instruments,"
Instruments         requires disclosure of fair value information about
                    financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 1997.

                    The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

Reclassifications   Certain reclassifications have been made to the financial
                    statements previously reported for the year ended March 31, 1996 to conform with classifications used in the financial statements for the year ended March 31, 1997.

Recent Accounting   The FASB has issued SFAS No. 128, "Earnings per Share,"
Pronouncement       which provides guidance for computing and presenting
                    earnings per share (EPS). This statement simplifies the standards for computing EPS previously found in APB Opinion
                    No. 15, "Earnings per Share." This statement, when adopted, is not expected to have a material impact on the Company.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS



================================================================================

1.  Nature of       Cardiac Control Systems, Inc. (the "Company") was
    Operations      incorporated in June 1980 as a Delaware Corporation. The
                    Company is engaged in the design, development, manufacture and marketing of implantable cardiac pacemaker systems, consisting of implantable pacemakers, connecting electrode leads and devices used for programming and monitoring the pacemaker systems. The Company commenced its principal business operations during the year ended March 31, 1986 after the commercial release of its initial single-chamber pacemaker system. The Company has received clearance from the United States Food and Drug Administration (the "FDA") to commercially distribute and market a line of the Company's pacemaker systems.

                    In August 1996, the Company formed a division in Tokyo, Japan to distribute and market the Company's products in Japan. The Company has obtained the appropriate licensing for the sale of several of its products in Japan.

2.  Accounts        Accounts receivable at March 31, 1997 are summarized as
    Receivable      follows:

                    ------------------------------------------------------------
                    Trade accounts receivable                        $  468,576
                    Royalties receivable                                496,575
                    Other accounts receivable                             5,376
                    ------------------------------------------------------------

                                                                        970,527
                    Allowance for doubtful accounts                     (17,685)
                    ------------------------------------------------------------

                                                                     $  952,842
                    ============================================================

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS



================================================================================

3. Inventories      Inventories at March 31, 1997 consist of the following:

                    ------------------------------------------------------------
                    Raw materials and supplies                       $  780,737
                    Work-in-process                                     397,996
                    Finished goods                                      359,689
                    ------------------------------------------------------------

                                                                      1,538,422
                    Reserve for obsolescence                            (18,784)
                    ------------------------------------------------------------

                                                                     $1,519,638
                    ============================================================


                    Finished goods inventories include approximately $220,098 of products consigned to customers and independent sales representatives at March 31, 1997.


4. Property, Plant  Components of property, plant and equipment at March 31,
   and Equipment    1997 are as follows:

                    ------------------------------------------------------------
                    Land                                            $   123,300
                    Building and building improvements                1,793,840
                    Land improvements                                    29,450
                    Machinery and equipment                           1,088,511
                    Office equipment                                    524,361
                    Furniture and fixtures                              146,403
                    Ancillary equipment                               1,285,087
                    Vehicles                                             11,666
                    Construction in progress (estimated costs
                     to complete $198,000)                              212,967
                    ------------------------------------------------------------

                                                                      5,215,585
                    Accumulated depreciation                         (3,428,261)
                    ------------------------------------------------------------

                                                                    $ 1,787,324
                    ============================================================

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS



================================================================================

5. Notes and Debt   Notes and debt obligations consist of the following at
   Obligations      March 31, 1997:

                    ============================================================
                    Sirrom mortgage note, net of discount
                     (see note below)                             $  1,428,625
                    10% secured note payable to stockholder            100,000
                    Other                                               24,488
                    ------------------------------------------------------------

                                                                     1,553,113
                    Less amounts payable within one year              (106,530)
                    ------------------------------------------------------------

                    Total notes and debt obligations payable
                     after one year                               $  1,446,583
                    ============================================================

                    On March 31, 1995, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Sirrom Capital Corporation ("Sirrom") and executed a $1,500,000 secured promissory note. Interest on the note is payable monthly at 13.5% and principal is due on March 31, 2000. The note is secured by a first mortgage lien on all the Company's real and personal property, excluding inventory and accounts receivable, but including general intangibles such as its patents and royalties. The Loan Agreement restricts the Company from incurring additional indebtedness in excess of $200,000 annually without the lender's consent. In addition, the Company must give the lender advance notice of certain events, such as dividend payments, certain new stock issues, reorganizations, and merger or sale of substantially all assets.

                    In connection with the Loan Agreement, the Company originally granted the lender warrants to purchase 100,000 shares of the Company's common stock at $.01 per share. An additional 50,000 warrants to purchase shares of common stock at $.01 per share will be granted to the lender upon each anniversary date, beginning March 31, 1997 through March 31, 1999, that any amount owed to Sirrom shall be outstanding. On March 31, 1997, the Company granted Sirrom 50,000 additional warrants pursuant to this agreement. The Company recorded $279,000 (100,000 shares) in fiscal 1995 and $71,376 (50,000 shares) in fiscal 1997 as a debt discount with the offset to additional paid-in capital, representing the difference between the estimated fair market value of the underlying stock at the date of grant and $.01 per share (see Note 6). This has resulted in an effective interest rate of

                                                   CARDIAC CONTROL SYSTEMS. INC.

                                                  NOTES TO FINANCIAL STATEMENTS

===============================================================================

                      approximately 30% on the Sirrom debt. The Sirrom note includes an unamortized debt discount of $71,375 at March 31, 1997.

                      Aggregate notes and debt obligations outstanding at March 31, 1997 mature as follows:

                     ----------------------------------------------------------
                     1998                                           $  106,530
                     1999                                                7,698
                     2000                                            1,432,097
                     2001                                                4,005
                     2002                                                2,783
                     ----------------------------------------------------------
                                                                    $1,553,113
                     ==========================================================

6. Stockholders'     Issuance of Common Shares
   Equity            -------------------------

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

                     In May 1996, Sirrom purchased 50,000 shares of common stock for $5.00 per share. In June 1996, the Company issued 1,428 shares of common stock as payment for accounts payable of $5,000 to a third party. The accounts payable balance was then reinstated in March 1997, in conjunction with the Company's purchase of 1,428 shares of treasury stock.

                     In January 1997, the Company entered into a supply agreement with a major defibrillator manufacturer whereby the Company will be the exclusive outside supplier of a defibrillation lead to the manufacturer. In connection with this

                                                   CARDIAC CONTROL SYSTEMS. INC.

                                                  NOTES TO FINANCIAL STATEMENTS

===============================================================================

                     agreement, the manufacturer paid the Company $200,000 and received 40,000 shares of common stock valued at $60,000, representing the quoted market price of the common shares. The difference between the purchase price and the value assigned to the common stock of $140,000 was recorded as a gain on sale of the supply agreement included in other income.

                     Convertible Debentures
                     ----------------------

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

                                                   CARDIAC CONTROL SYSTEMS. INC.

                                                  NOTES TO FINANCIAL STATEMENTS

===============================================================================

                     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for options granted to employees at exercise prices which equal or exceed the market price of the Company's common stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensation cost measured as the difference between market price and exercise price at the date of grant.

                     Statement of Financial Accounting Standards No. 123 (FAS
                     123) "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: no dividend yield for both years, an expected life of five years for both years, expected volatility of 44% for both years, and risk-free interest rates of 6.4% and 6.3%.

                     Under the accounting provisions of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                        1997            1996
                     -----------------------------------------------------------
                     NET LOSS
                      As reported                     $(881,240)      $(261,505)
                      Pro forma                        (952,300)       (383,365)

                     LOSS PER SHARE
                      As reported                          (.34)           (.19)
                      Pro forma                            (.37)           (.28)
                     ===========================================================

                                                   CARDIAC CONTROL SYSTEMS. INC.

                                                  NOTES TO FINANCIAL STATEMENTS

===============================================================================

A summary of the status of options under this plan as of March 31, 1997 and 1996 and changes during the years ending on those dates are presented below:

                                               1997                           1996
                                   --------------------------      -------------------------
                                              Weighted-Average               Weighted-Average
                                     Shares    Exercise Price       Shares    Exercise Price
----------------------------------------------------------------------------------------------
Balance at beginning of year         305,186           $ 4.02       242,710           $ 4.11
 Granted                              84,429             3.50        72,000             3.59
 Forfeited                            79,646             4.55         9,524             3.50
                                   ---------           ------      --------           ------

Balance at end of year               309,969           $ 3.72       305,186           $ 4.02
                                   =========           ======      ========           ======

Options exercisable at year end      244,658           $ 3.69       200,521           $ 4.07

Options granted during the year
 at exercise prices which exceed
 market price of stock at date of
 grant:
  Weighted average exercise price     74,429           $ 3.50             -           $    -
  Weighted average fair value         74,429              .73             -                -

Options granted during the year
 at exercise prices which equal
 market price of stock at date of
 grant:
  Weighted average exercise price     10,000           $ 3.50        72,000           $ 3.59
  Weighted average fair value         10,000             1.66        72,000             1.48

The following table summarizes information about fixed stock options at March 31, 1997:

                                          Options Outstanding                               Options Exercisable
                       ---------------------------------------------------------    -----------------------------------
                             Number         Weighted-Average                            Number
Range of                  Outstanding at      Remaining        Weighted-Average      Exercisable at    Weighted-Average
Exercise Prices           March 31, 1997    Contractual Life     Exercise Price      March 31, 1997      Exercise Price
-----------------------------------------------------------------------------------------------------------------------
$3.50 to 3.63                    285,427           2.9 years            $  3.52             220,116               $3.52
$5.25                             24,542           0.5 years               5.25              24,542                5.25
                                 -------                                               ------------

                                 309,969                                                    244,658
                                ========                                                ===========

                                                   CARDIAC CONTROL SYSTEMS. INC.

                                                  NOTES TO FINANCIAL STATEMENTS

===============================================================================

                     Non-Plan Stock Options
                     ----------------------

                     The Company has granted options to independent sales representatives, Board of Directors and others. The total number of non-plan stock options outstanding at March 31, 1997 and 1996 were 31,406 and 33,945, respective ly. The total number of exercisable non-plan stock options at March 31, 1997 and 1996 were 24,073 and 27,945, respectively. The exercise price for these options range from $.70 to $10.50 per share. These options are exercisable over five-year periods and expire five years from the date of grant.

                     Common Stock Purchase Warrants
                     ------------------------------

                     Common stock purchase warrants outstanding at March 31, 1997 are as follows:

                                                                 Exercise
                                                    Number of       Price
                                                   Underlying         Per    Expiration
                                                       Shares       Share          Date
                     --------------------------------------------------------------------
                     Dow Corning Enterprises, Inc.    200,000       $2.80       3/31/98
                     Converted debenture holders      100,000       $5.00       3/31/99
                     Sirrom (see Note 5)              150,000       $ .01       3/31/00
                     Sirrom (see note below)           50,000       $ .01      10/18/00
                     Grupo Taper                      100,000       $ .80        8/5/07
                     ====================================================================

                     All of the above warrants were exercisable at March 31, 1997, except for Grupo Taper, of which 100,000 are unexercisable. Certain of the above warrants contain "piggy-back" registration rights and anti-dilution provisions.

                     The Company granted Sirrom 25,000 warrants in October 1995 and 25,000 in May 1996 at an exercise price of $.01 per share. These warrants were issued under an agreement whereby Sirrom gave up a first security interest as a result of the issuance of a note payable. The Company recorded $81,000 and $84,250 during the years ended March 31, 1997 and 1996, respectively, as deferred financing costs and additional paid-in capital, representing the difference between the estimated fair market value of the underlying stock at the date of grant and $.01 per share.

                                                   CARDIAC CONTROL SYSTEMS. INC.

                                                  NOTES TO FINANCIAL STATEMENTS

===============================================================================

                     Common Stock Reserved
                     ---------------------

                     The aggregate number of shares of the Company's common stock reserved for future issuance at March 31, 1997 is summarized as follows:

                     -----------------------------------------------------------

                     Common stock options:
                      1987/1992 Stock Option Plan                    391,645
                      Non-plan                                        31,406
                     Common stock purchase warrants:
                      Dow Corning Enterprises, Inc.                  200,000
                      Sirrom Capital Corporation                     200,000
                      Grupo Taper                                    100,000
                      Debenture holders                              100,000
                     Directors' compensation                          23,652
                     ---------------------------------------------------------

                                                                   1,046,703
                     =========================================================

                                                   CARDIAC CONTROL SYSTEMS. INC.

                                                  NOTES TO FINANCIAL STATEMENTS

===============================================================================

7.  Income Taxes     Significant components of the Company's deferred income tax assets and liabilities at March 31, 1997 are as follows:

                     -----------------------------------------------------------

                     Deferred tax assets:
                      Accrued liabilities                          $  116,000
                      Net operating loss carryforwards              6,689,000
                      Inventory                                       156,000
                      Amortization                                    122,000
                      Other                                             8,000
                     -----------------------------------------------------------
                     Gross deferred tax assets                      7,091,000

                     Deferred tax liabilities - depreciation         (240,000)
                     Valuation allowance                           (6,851,000)
                     -----------------------------------------------------------
                     Net deferred taxes                            $        -
                     ===========================================================

                     The net change in the valuation allowance for deferred tax assets was an increase of $5,000 in fiscal 1997. As of March 31, 1997, the Company has approximately $18,800,000 of tax net operating loss carryforwards (NOLs) available that expire from 1998 through 2011. The tax benefit of these losses of approximately $6,689,000 has been offset by a valuation allowance sufficient to reduce the deferred tax asset to an amount management believes is more likely than not to be realized.

                     The provision for income taxes differs from the amounts computed by applying the Federal statutory rates to loss before taxes due to the following:

                                                                 1997     1996
                     -----------------------------------------------------------
                     Provisions for Federal income taxes
                      at the statutory rate                   (34.0%)    (34.0%)
                     Loss producing no current tax benefit     34.0%      34.0%
                     -----------------------------------------------------------

                     Taxes on income                               -          -
                     ===========================================================

                                                   CARDIAC CONTROL SYSTEMS. INC.

                                                  NOTES TO FINANCIAL STATEMENTS

===============================================================================

8.   Segment Data    The Company operates in a single industry segment, that of
     and             providing implantable medical products to the health care
     Significant     industry. During the years ended March 31, 1997 and 1996,
     Customers       the Company exported its products to European, Japanese and
                     Asian distributors and exported components and assemblies to certain European manufacturers. Sales by geographic area for the years ended March 31, 1997 and 1996 are as follows:

                     Geographic Area                         1997          1996
                     -----------------------------------------------------------
                     United States                   $  3,486,511  $  4,720,457
                     Europe                               626,508       601,366
                     Japan/Asia                            88,028             -
                     -----------------------------------------------------------

                                                     $  4,201,047  $  5,321,823
                     ===========================================================


                     The Company's products are primarily distributed through independent sales representatives in the United States. During the year ended March 31, 1997, two of the Company's independent sales representatives each accounted for in excess of 10% of the Company's sales and in the aggregate accounted for $892,279 (21%) of the Company's sales. During the year ended March 31, 1996, two of the Company's independent sales representatives each accounted for in excess of 10% of the Company's sales and in the aggregate accounted for $1,787,118 (34%) of the Company's sales.

                     Further, pursuant to an electrode lead Supply Agreement with Intermedics Inc., the Company sold $1,954,408 and $1,989,089 of product to Intermedics Inc. for the years ended March 31, 1997 and 1996, respectively, which accounted for 47% and 37% of the Company's sales.

                                                   CARDIAC CONTROL SYSTEMS. INC.

                                                  NOTES TO FINANCIAL STATEMENTS

===============================================================================

9.   Commitments     Patent Licensing Agreements
                     ---------------------------
     and
     Contingencies    Effective July 1, 1986, the Company renegotiated its
                     exclusive license to a patented electrode-wire coating system that was originally acquired by the Company on July
                     1, 1981. The modified license agreement requires the payment of royalties equal to a percentage of sales of products manufactured using the patented technology. The license became non-exclusive on July 1, 1994. The term of the license agreement expires upon the expiration date of the patent, February 4, 2002, unless terminated earlier by the Company. Royalty expense under the terms of the agreement for the years ended March 31, 1997 and 1996 was $62,655 and $45,567, respectively. Further, on March 29,
                     1993, the licensor executed a sublicense agreement with the Company, enabling an unrelated company to manufacture the licensed product.

                     Purchase Obligations
                     --------------------

                     During the year ended March 31, 1989, the Company entered into an agreement for the procurement of hybrid microelectronic circuits. The development of circuits for the Company's atrial-controlled ventricular and single-chamber pacing products was completed in fiscal 1992. Development of the circuits for the Company's dual-chamber devices was completed in fiscal 1993. As of March 31, 1997, the Company's future maximum purchase obligation approximated $743,000.

                     During the year ended March 31, 1990, the Company entered into an agreement for the procurement of integrated circuits. The development of these circuits was completed in fiscal 1992. As of March 31, 1997, the Company's future maximum purchase obligation approximated $364,000.

                     Employment Agreements
                     ---------------------

                     The Company has entered into various employment agreements expiring during fiscal year 1998. Minimum future obligations under all employment agreements amount to $115,500 in 1998.

                                                   CARDIAC CONTROL SYSTEMS. INC.

                                                  NOTES TO FINANCIAL STATEMENTS

===============================================================================


                     Legal Proceedings
                     -----------------

                     The Company is party to various legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon the Company's financial position or results of operations.

10.  Subsequent      On June 13, 1997, the Company entered into a Loan Agreement
     Event           ("Agreement") with Coast Business Credit ("CBC") for a
                     maximum borrowing of $3.5 million which includes a line of credit up to $2.7 million, a $500,000 Subline for capital expenditures ("CAPEX"), and a $300,000 Term Loan. The maximum borrowing base available under the line of credit is based upon eligible receivables and inventory as defined in the agreement. The maturity date for the Agreement is June 30, 2000. The CAPEX and the term loan are based upon a 48 month amortization period. The interest rate on the line of credit is equal to the prime rate plus 2%, and the interest rate for the Term Loan and the CAPEX Subline is equal to the prime rate plus 2.25%. Borrowings under the Agreement are collateralized by a first security interest in substantially all of the assets of the Company. The agreement also contains a minimum tangible net worth requirement. In addition, CBC was granted warrants to purchase 37,500 shares of stock at $4 per share, expiring
                     June 30, 2002.

                     In conjunction with the Agreement, Company obtained an Intercreditor and Subordination Agreement between CBC and Sirrom. This agreement provided that Sirrom subordinate its first security interest in the Company's real estate to CBC limited however to $500,000 secured by the Sirrom mortgage. As consideration for its waiver of its first security interest in the assets of the Company, Sirrom was granted warrants to purchase 50,000 shares of stock at $5 per share, exercisable at any time and expiring 5 years from the date of the Warrant Agreement.

                               INDEX OF EXHIBITS


EXHIBIT NUMBER          DESCRIPTION                SEQUENTIAL PAGE
                                                      NUMBER
10.22             Security Agreement and                35
                  Secured Promissory Note
                  between Bart C. Gutekunst
                  and the Company, dated

                                 EXHIBIT 10.22


                Security Agreement and Secured Promissory Note
                  between Bart C. Gutekunst and the Company,
                             dated March 24, 1997.