Form 10QSB
period 1997-06-30
CARDIAC CONTROL SYSTEMS INC
filed 1997-08-12
CIK 706507

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                          ____________________________

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES  EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997     COMMISSION FILE NUMBER  0-14653


                         CARDIAC CONTROL SYSTEMS, INC.
       (Exact Name of Small Business Issurer as specified in its charter)

                         _____________________________

      DELAWARE                                          74-2119162
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


               3 COMMERCE BOULEVARD, PALM COAST, FLORIDA   32164
                                  (Address of Principal Executive Offices)

                                 (904) 445-5450
                          (Issuer's Telephone Number)


Check whether the Issuer (1)has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X
                                                                      -----
NO
  -----

As of July 31, 1997, 2,619,371 shares of the Issuer's common stock, $.10 par value, were issued and outstanding.


================================================================================

                         CARDIAC CONTROL SYSTEMS, INC.

                                  FORM 10-QSB
                                 JUNE 30, 1997

                                     INDEX


--------------------------------------------------------------------------------
                                                                       Page No.
--------------------------------------------------------------------------------

Part I.   Financial Information

    Balance Sheet at June 30, 1997 (Unaudited)..............................  3

    Statements of Operations and Accumulated Deficit for the Three Months
        Ended June 30, 1997 and 1996 (Unaudited)............................  4

    Statements of Cash Flows for the Three Months Ended
        June 30, 1997 and 1996 (Unaudited)..................................  5

    Notes to Financial Statements...........................................  6

    Management's Discussion and Analysis of Financial Position
        and Results of Operations...........................................  9

Part II.   Other Information................................................ 13

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CARDIAC CONTROL SYSTEMS, INC.
                                 BALANCE SHEET
                                  (Unaudited)

--------------------------------------------------------------------------------
                                                                     June 30,
                                                                       1997
--------------------------------------------------------------------------------
ASSETS
    Current assets
        Cash and cash equivalents................................. $    151,279
        Accounts and notes receivable.............................    1,226,022
        Inventories...............................................    1,637,794
        Prepaid expenses..........................................      414,894
                                                                   -------------
                     Total current assets.........................    3,429,989
                                                                   -------------

     Property, plant and equipment (net)..........................    1,893,102
                                                                   -------------

     Other assets
         Deferred financing costs, less accumulated amortization
          of $135,752.............................................      473,106
         Deferred license fees, less accumulated amortization of
          $10,000.................................................      190,000
         Other....................................................       79,925
                                                                   -------------
                     Total other assets...........................      743,031
                                                                   -------------
                     Total assets................................. $  6,066,122
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
         Accounts payable......................................... $    628,488
         Accrued compensation.....................................      289,399
         Accrued royalties........................................      276,048
         Other accrued expenses...................................       68,609
         Deposits payable.........................................      576,643
         Notes  and debt obligations  payable within one year.....      126,959
                                                                   -------------
                     Total current liabilities....................    1,966,146
                                                                   -------------

         Notes  and debt obligations  payable after one year......    2,374,944
         Other liabilities........................................       73,501
                                                                   -------------
                      Total liabilities...........................    4,414,591
                                                                   -------------


    Stockholders' equity
        Common stock, $.10 par value, 30,000,000 shares
         authorized,
              2,619,371 shares issued.............................      261,937
        Additional paid in capital................................   22,291,215
        Accumulated deficit.......................................  (20,894,566)
        Cumulative translation adjustment.........................       (7,055)
                                                                   -------------
                     Total stockholders' equity...................    1,651,531
                                                                   -------------

     Total liabilities and stockholders' equity................... $  6,066,122
                                                                   =============

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                          STATEMENTS OF OPERATIONS AND
                              ACCUMULATED DEFICIT
                                  (Unaudited)

-------------------------------------------------------------------------------
Three Months  Ended June 30,                           1997           1996
-------------------------------------------------------------------------------
Revenue
   Net sales.....................................  $    852,288   $  1,202,493
   Royalty income................................       697,125        694,525
                                                   ----------------------------
       Total revenue.............................     1,549,413      1,897,018
                                                   ----------------------------

Costs and expenses
    Cost of products sold........................       503,815        679,944
    Selling, general and administrative expenses.       743,072        821,340
    Engineering, research and development
     expenses....................................       458,272        457,564
                                                   ----------------------------
        Total cost and expenses..................     1,705,159      1,958,848
                                                   ----------------------------

Operating income (loss)..........................      (155,746)       (61,830)
                                                   ----------------------------

Other income (expenses)
    Interest income..............................         5,983         10,548
    Interest expense.............................       (82,586)      (134,789)
    Other income.................................                       25,000
                                                   ----------------------------
        Total other income (expenses)............       (76,603)       (99,241)
                                                   ----------------------------
Net income (loss)................................      (232,349)      (161,071)

Accumulated deficit - beginning of period........   (20,662,217)   (19,780,977)
                                                   ----------------------------

Accumulated deficit - end of period..............  $(20,894,566)  $(19,942,048)
                                                   ============================

Net income (loss) per common share...............        $(0.09)        $(0.06)
                                                   ============================

Average number of common shares outstanding......     2,619,371      2,561,427
                                                   ============================

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

--------------------------------------------------------------------------------
Three Months Ended June 30,                                 1997         1996
--------------------------------------------------------------------------------

Cash flows from operating activities
  Net income (loss)....................................  $ (232,349)  $ (161,071)
  Adjustment to reconcile net income (loss) to net
   cash used for operating activities:
     Depreciation and amortization.....................     104,579      126,381
     Gain on fixed assets disposals....................        (671)        (491)
     Cash provided by (used for):
       Accounts and notes receivable...................    (273,180)     (20,113)
       Inventories.....................................    (118,157)     217,158
       Prepaid expenses................................    (158,281)    (179,402)
       Other assets....................................                  (10,775)
       Accounts payable................................    (199,755)     (59,886)
       Accrued interest................................                   (4,760)
       Accrued compensation............................      36,253      (54,297)
       Accrued compensation absences...................      22,694        7,482
       Deposits payable................................     184,011      (28,525)
       Other accrued expenses..........................      (7,359)      40,443
       Other liabilities...............................      15,457        4,890
       Deferred royalties..............................                 (106,850)
                                                         --------------------------
Net cash provided by  (used for) by operating
 activities............................................    (626,758)    (229,816)
                                                         --------------------------

Cash flows from investing activities
  Purchase of property, plant and equipment............    (186,640)    (140,432)
  Proceeds from sale of equipment......................       4,260          491
  Increase in other assets.............................      (2,600)
                                                         --------------------------
Net cash provided by (used for) used by investing
 activities............................................    (184,980)    (139,941)
                                                         --------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock and stock
   warrants, net of issuance expenses..................                  246,033
  Proceeds from notes and debt obligations payable.....   1,138,359       47,545
  Repayment of notes and debt obligations payable......    (193,983)    (254,568)
  Principal payments under capital lease obligations...      (1,534)        (929)
  Debt issuance costs..................................    (165,288)
                                                         --------------------------
Net cash provided by financing activities..............     777,554       38,081
                                                         --------------------------

Net increase (decrease) in cash and cash equivalents...     (34,184)    (331,676)

Cash and cash equivalents - beginning of year..........     185,463    1,167,181
                                                         --------------------------

Cash and cash equivalents - end of period..............  $  151,279   $  835,505
                                                         ==========================

Supplemental Cash Flow Information:
  Interest paid during the period......................  $   57,071   $   82,228

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying balance sheet of Cardiac Control Systems, Inc. (the "Company") as of June 30, 1997, the related statements of operations and accumulated deficit for the three months ended June 30, 1997 and 1996, and the statements of cash flows for the three months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the Company at June 30, 1997 and the results of operations and cash flows for the three months ended June 30, 1997 and 1996.

Certain reclassifications have been made to the unaudited financial statements previously reported for the three months ended June 30, 1996 to conform with classifications used in the unaudited financial statements for the three months ended June 30, 1997.

The accompanying unaudited financial statements as of June 30, 1997 and for the three months ended June 30, 1997 and 1996 should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1997.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has a history of net losses and incurred a net loss for the three months ended June 30, 1997 of $232,349. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company believes that continual development of new product and resultant sales growth is critical to attaining a profitable level of operations. Therefore, the Company is continuing its efforts to invest in development of its single lead technology and expand its sales volume, both domestically and internationally. Management believes that the Company has the potential to increase sales and ultimately achieve a profitable level of operations. Also, the Company is pursuing additional working capital to expand its market position and pursue development of new technologies. However, there is no assurance that the Company will be able to attain profitable operations and continue operations as a going concern.

NOTE 2 - LOSS PER COMMON SHARE

Primary loss per share of common stock is based on the weighted average number of common shares and common share equivalents, principally in the form of options and warrants, outstanding during the period. Common stock equivalents have not been included for the three months ended June 30, 1997 and 1996 as their effect on the loss per share is anti-dilutive.

The FASB has issued SFAS No. 128, "Earnings per Share," which provides guidance for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share." This statement, when adopted, is not expected to have a material impact on the Company.

NOTE 3 - INVENTORIES

Inventories at June 30, 1997 are summarized as follows:

--------------------------------------------
                              June 30, 1997
                              --------------
Raw materials and supplies..  $     858,253
Work-in-process.............        464,731
Finished goods..............        333,595
                              --------------
                                  1,656,579
Reserve for obsolescence....        (18,785)
                              --------------
                              $   1,637,794
--------------------------------------------

Finished goods inventories include approximately $166,886 of products consigned to customers and independent sales representatives at June 30, 1997.


NOTE 4 - NOTES AND DEBT OBLIGATIONS PAYABLE

Notes and debt obligations consist of the following at June 30, 1997:

-----------------------------------------------------------
                                             June 30, 1997
                                            ---------------
Sirrom mortgage note, net of discount (A).. $    1,434,573
Coast Business Credit (B)..................        999,219
Other......................................         68,111
                                            ---------------
                                                 2,501,903
Amount payable within one year.............       (126,959)
                                            ---------------
Amount payable after one year.............. $    2,374,944
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

     In connection with the Loan Agreement, the Company granted the lender warrants to purchase, initially, 100,000 shares of the Company's common stock at $.01 per share. An additional 50,000 warrants to purchase shares of common stock at $.01 per share will be granted to the lender upon each anniversary date, beginning March 31, 1997 through March 31, 1999, that any amount owed to Sirrom shall be outstanding. On March 31, 1997, the Company granted Sirrom 50,000 additional warrants pursuant to this agreement. The Company recorded $279,000 (100,000 shares) in fiscal 1995 and $71,376 (50,000 shares) in fiscal 1997 as a debt discount with the offset to additional paid-in capital, representing the difference between the estimated fair market value of the underlying stock at the date of grant and $.01 per share. This has resulted in an effective interest rate of approximately 30% on the

     Sirrom debt. The Sirrom note includes an unamortized debt discount of $65,427 at June 30, 1997

(B) On June 13, 1997, the Company entered into a Loan Agreement ("Agreement") with Coast Business Credit ("CBC") for a maximum borrowing of $3.5 million which includes a line of credit up to $2.7 million, a $500,000 Subline for capital expenditures ("CAPEX"), and a $300,000 Term Loan. The maximum borrowing base available under the line of credit is based upon eligible receivables and inventory as defined in the Agreement. The maturity date for the Agreement is June 30, 2000. The CAPEX and the Term Loan are based upon a 48 month amortization period. The interest rate on the line of credit is equal to the prime rate plus 2%, and the interest rate for the Term Loan and the CAPEX Subline is equal to prime rate plus 2.25%. Borrowings under the Agreement are collateralized by a first security interest in substantially all of the assets of the Company. The Agreement also contains a minimum tangible net worth requirement. In addition, CBC was granted warrants to purchase 37,500 shares of stock at $4 per share, expiring June 30, 2002.

     In conjunction with the Agreement, the Company obtained an Intercreditor and Subordination Agreement between CBC and Sirrom. This agreement provides that Sirrom subordinate its first security interest in the assets of the Company to CBC, however, the priority interest of CBC in the Company's real estate is limited to $500,000. As consideration for its waiver of its first security interest in the assets of the Company, Sirrom was granted warrants to purchase 50,000 shares of stock at $5 per share, exercisable at any time from June 6, 1997 and expiring on June 6, 2002.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations

This Quarterly Report on Form 10-QSB contains forward looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such statements may include, but not be limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to product or services of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate, " project," and similar expressions identify forward looking statements. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this Quarterly Report, including the Notes to the Financial Statements and "Management's Discussion and Analysis of Financial Position and Results of Operation, describe factors, among others, that could contribute to or cause such differences.

Financial Position and Liquidity

The Company's liquidity benefited from the loan agreement dated June 13, 1997 with Coast Business Credit (CBC) for a maximum borrowing of $3.5 million, of which approximately $1.0 million was drawn at June 30, 1997.

Cash used by operations during the first three months of fiscal 1998 approximated $627,000. Capital expenditures and repayment of debt and capital lease obligations additionally utilized approximately $187,000 and $194,000 respectively. Proceeds of notes and debt obligations payable approximated $1,138,000. Overall, negative cash flow for the first three months of fiscal 1998 approximated $34,000.

The Company has commitments of approximately $217,000 for the acquisition of capital assets. It also has material commitments pursuant to certain inventory procurement contracts that aggregate approximately $1,075,000 at June 30, 1997.

Results of Operations

Overview. Overall, the Company's total revenues for the first quarter of fiscal 1998 decreased 18% to $1.55 million as compared to $1.9 million for the first quarter of fiscal 1997. Sales decreased from $1.2 million to $0.85 million but royalties remained at $0.7 million for the first quarter of fiscal 1998 as in the first quarter of fiscal 1997. Royalty income represents royalties from Sulzer Intermedics Inc. pursuant to a License Agreement between the Company and Sulzer Intermedics. Costs and expenses in the first quarter of fiscal 1998 decreased by 13% to $1.7 million compared to $1.96 million in the first quarter of fiscal 1997, which resulted in an operating loss of $155,746 in the first quarter of fiscal 1998 compared to an operating loss of $61,830 in the first quarter of fiscal 1997. Other expenses, net of other income, for the first quarter of fiscal 1998 decreased by 23% to $76,603 compared to $99,241 in the first quarter of fiscal 1997, which resulted in a net loss of $232,349 in the first quarter of fiscal 1998 compared to a net loss of $161,071 in the first quarter of fiscal 1997.

Sales. Product sales decreased by 29% from the comparative period in fiscal 1997. Sales of pacers and electrode leads decreased by 13% and 35% respectively. The decline in sales is due to the Company having focused its resources into the research and development of advanced single lead systems in preparation for intended long term growth and increased competition from other companies that have entered the market with single lead products.

Sales by geographic area for the first quarter of fiscal 1998 and 1997 are as follows:


----------------------------------------------------------------------
Geographic Area                           1998             1997
----------------------------------------------------------------------
United States....................   $      781,009  $     1,069,518
Europe...........................           71,279          132,975
                                    ----------------------------------
                                    $      852,288  $     1,202,493
----------------------------------------------------------------------

Royalty Income. Royalty income represents royalty fees from Sulzer Intermedics Inc. pursuant to a License Agreement between the Company and Sulzer Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system.

Costs of Products Sold. The cost of products sold in the first quarter of fiscal 1998 was $503,815, compared to $679,944 in the first quarter of fiscal 1997, representing a decrease of 26% as compared to the decrease of 29% in sales values, which decreased the gross margin from 43% to 41%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $743,072 in the first quarter of fiscal 1998, representing a decrease of 10% from $821,340 in the first quarter of fiscal 1997. Selling expenses decreased 28% from $481,740 in the first quarter of fiscal 1997 to $346,377 in the first quarter of fiscal 1998 due to reduced sales commissions, as well as a refocus of resources into research and development. General and administrative expenses increased from $339,600 in the first quarter of fiscal 1997 to $396,695 in the first quarter of fiscal 1998 due largely to external professional services.

Engineering, Research and Development Expenses. Engineering, research and development costs were $458,272 in the first quarter of fiscal 1998, compared to $457,564 in the first quarter of fiscal 1997 due to the sustained activity in the development of advanced products. In addition, $149,206 of research costs were capitalized in the first quarter of fiscal 1998, compared to nil in the first quarter of fiscal 1997.

Other Income and Expenses. Interest income was $5,983 during the first quarter of fiscal 1998, representing a decrease of 43% from $10,548 in the first quarter of fiscal 1997. Interest expense decreased from $134,789 in the first quarter of fiscal 1997 to $82,586 in the first quarter of fiscal 1998 due to the Company having completed, in the fourth quarter of fiscal 1997, both the repayment to Sulzer Intermedics of the balance of the loan of $1.0 million obtained in October, 1995 and the amortization of the discount in the sum of $279,000, recorded in March 1995, relating to the warrant issued to Sirrom Capital Corporation in respect of 100,000 shares of the Company's common stock at $0.01 a share.

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

The European Union ("EU") nations have adopted universal standards as developed by the International Organization for Standardization ("ISO") in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EU which is evidenced by being granted the CE Mark. Standards for active implantable medical products were implemented January 1, 1993, with a transition period ending December 31, 1994. The Company Quality System received certification to the ISO 9002 on November 19, 1996. The CE Mark certification was issued by the Notified Body, TUV Product Service, of Munich, Germany,
during the second quarter of fiscal 1996 for the Company's products intended for
sale in Europe.   The Company is developing design control processes in
preparation for a compliance audit to ISO 9001.

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

The Company's ability successfully to compete with Sulzer Intermedics and other pacemaker manufacturers will depend on the Company's ability to supply product and recruit and increase a quality sales force and continue to develop and release new advanced products. The Company historically has been restricted in its marketing capabilities due to financial constraints impeding its ability to supply products and recruit and train a sales force. However, the Company believes that the credit facility from Coast Business Credit and the cash flow generated from Sulzer Intermedics' orders and royalties have positioned the Company to increase its research and development capabilities and its sales force, and to provide an uninterrupted supply of products. However, actual results may differ materially from the Company expectations, depending on a variety of important factors, some of which may be out of the Company's control, including, among others, the availability of raw materials from suppliers, the timing of FDA clearance of new products, the ability of the Company to keep pace with market demand for new products, the ability of the Company's sales force, and the ability of the Company to successfully compete with competitors who have greater financial resources.

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

Suppliers of custom Application Specific Integrated Circuits (ASIC's) have advised that the technology used to produce ASIC's will no longer be supported. As such, the Company placed one last bulk order to ensure the availability of sufficient ASIC's to satisfy projected demands for product. State of the art ASIC's will be developed for the new pacing system, obviating the need for perpetual supply of the currently used ASIC's.

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

Recent Accounting Pronouncement

The FASB has issued SFAS No. 128, "Earnings per Share," which provides guidance for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share." This statement , when adopted, is not expected to have a material impact on the Company.

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

Item 2.   Changes in Securities

        (a)   Not applicable.

        (b)   Not applicable.

        (c) Effective March 31, 1997, the number of shares of the Company's common stock, $0.10 par value, which Sirrom Capital Corporation ("Sirrom"), an accredited investor, has the right to purchase at one cent ($0.01) per share, increased by 50,000. This increase was pursuant to the terms of a warrant issued to Sirrom, pursuant to the Loan and Security Agreement between the Company and Sirrom dated March 31, 1995, under the terms of which the Company is required to grant Sirrom the right to purchase an additional 50,000 shares of common stock upon each anniversary date, commencing March 31, 1997 that any amount owed Sirrom shall be outstanding.

              On June 6, 1997, the Company issued to Sirrom Capital Corporation ("Sirrom"), an accredited investor, 50,000 common stock purchase warrants exercisable at $5.00 per share at any time from June 6, 1997 and expiring June 6, 2002. The warrants were issued in connection with a loan from Coast Business Credit which closed on June 13, 1997.

              On June 13, 1997, the Company issued to Coast Business Credit ("CBC"), an accredited investor, 37,500 common stock purchase warrants exercisable at $4.00 per share commencing immediately and expiring June 30, 2002. The warrants were issued in connection with a loan from CBC which closed on June 13, 1997.

              All of the foregoing transactions were entered into by the Company in reliance on Section 4(2) of the Securities Act of 1933. The foregoing warrant holders indicated their investment intent and the warrant instruments bear a legend accordingly.

Item 6.  Exhibits and Reports on Form 8-K
6(a).  Exhibits

Exhibits filed in Part II of this Report are as follows:

--------------------------------------------------------------------------------
Exhibit                               Sequential Page Number or
Number   Description                  Incorporation by Reference to
--------------------------------------------------------------------------------
3.0      Certificate of               Exhibit 3.0 to Amendment No. 1 to Form
         Incorporation of the         S-1 Registration Statement filed on
         Company, as amended          February 1, 1988, Registration No.
                                      33-16490 and Form 10-K for the year ended
                                      March 31, 1990, File No. 0-14653

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

4.3      Combined 1987-1992           Exhibit 4.8 to Amendment No. 1 to Form
         Non-Qualified Stock Option   S-1 Registration Statement filed on April
         Plan                         17, 1995, Registration No. 33-89938

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

4.6      Stock Purchase Warrant,      Exhibit 4.6 to Form 10-KSB for the year
         dated October 15, 1995 in    ended March 31, 1996, File No. 0-14653
         favor of Sirrom Capital
         Corporation

4.7      Stock Purchase Warrant,      Exhibit 4.7 to Form 10-KSB for the year
         dated March 29, 1996 in      ended March 31, 1996, File No. 0-14653
         favor of Grupo Taper,
         S.A.Exhibit

--------------------------------------------------------------------------------
Exhibit                               Sequential Page Number or
Number   Description                  Incorporation by Reference to
--------------------------------------------------------------------------------
 4.8     Stock Purchase Warrant,      Exhibit 4.1 to Form 8-K Current Report
         dated June, 1997 in favor    dated June 13, 1997, File No. 0-14653.
         of Coast Business Credit,
         a Division of Southern
         Pacific Thrift and Loan
         Association

 4.9     Stock Purchase Warrant       Exhibit 4.2 to Form 8-K Current Report
         dated June 6, 1997 in        dated June 13, 1997, File No. 0-14653
         favor of Sirrom Capital      $481,740
         Corporation

10.0     License Agreement between    Exhibit 10.1 to Form 10-Q for the Quarter
         Hughes/Bertolet and the      Ended September 30, 1986, File No. 0-14653
         Company

10.1     Settlement Agreement and     Exhibit 10.2 to Form 10-K for the Year
         Release between Applied      Ended March 31, 1990, File No. 0-14653
         Cardiac Electro-physiology
         and the Company

10.2     Amended and Restated         Exhibit 10.19 to Form 8-K Current Report,
         License Agreement between    dated April 2, 1993, File No. 0-14653
         Sulzer Intermedics Inc.
         and the Company, dated
         April 2, 1993

10.3     Amended and Restated         Exhibit 10.20 to From 8-K Current Report,
         Supply Contract between      dated April  2, 1992, File No. 0-14653
         Sulzer Intermedics Inc.
         and the Company, dated
         April 2, 1993

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

10.6     Employment Agreement         Exhibit 10.12 to Form 10-Q for the
         between Robert S. Miller     Quarter Ended December 31, 1994, File No.
         and the Company, dated       0-14653
         December 12, 1994

10.7     Agreement between LEM        Exhibit 10.13 to Form 10-Q for the
         Biomedica, s.r.l. and the    Quarter Ended December 31, 1994, File
         Company, dated October 1,    0-14653
         1994

10.8     Agreement between the        Exhibit 10.12 to Form S-1 Registration
         Company and Alan J. Rabin    Statement filed on March 2, 1995,
         and Bart C. Gutekunst,       Registration No. 33-89938
         dated July 1, 1994


--------------------------------------------------------------------------------
Exhibit                               Sequential Page Number or
Number   Description                  Incorporation by Reference to
--------------------------------------------------------------------------------
 10.9    Form of Indemnification      Exhibit 10.13 to Form S-1 Registration
         Agreement between the        Statement filed on March 2, 1995,
         Company and each Director,   Registration No. 33-89938
         executed December 1994

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

10.16    Promissory Note and          Exhibit 10.16 to Form 10-QSB for the
         Security Agreement between   Quarter ended September 30, 1995, File
         Sulzer Intermedics Inc.,     No. 0-14653
         and the Company dated
         October 20, 1995

10.17    Amendment 2 to Supply        Exhibit 10.17 to Form 10-QSB for the
         Contract between Sulzer      Quarter ended September 30, 1995, File
         Intermedics Inc., and the    No. 0-14653
         Company, dated October 20,
         1995

--------------------------------------------------------------------------------
Exhibit                               Sequential Page Number or
Number   Description                  Incorporation by Reference to
--------------------------------------------------------------------------------
10.18    Amendment 2 to License       Exhibit 10.18 to Form 10-QSB for the
         Agreement between Sulzer     Quarter ended September 30, 1995, File
         Intermedics Inc., and the    No. 0-14653
         Company, dated October 20,
         1995

10.19    Distribution Agreement       Exhibit 10.19 to Form 10-QSB for the
         between Grupo Taper S.A.     Quarter ended December 31, 1995, File No.
         and the Company, dated       0-14653
         December 20, 1995

10.20    Distribution Agreement       Exhibit 10.20 to Form 10-QSB for the
         between LEM Biomedica        Quarter ended September 30, 1996, File
         s.r.l. and the Company,      No. 0-14653
         dated October 1, 1996

10.21    Security Agreement and       Exhibit 10.21 to Form 10-QSB for the
         Secured Promissory Note      Quarter ended December 31, 1996, File No.
         between Bart C. Gutekunst    0-14653
         and the Company, dated
         October 28, 1996.

10.22    Security Agreement and       Exhibit 4.1 to Form 10-KSB for the year
         Secured Promissory Note      ended March 31, 1997, File No. 0-14653
         between Bart C. Gutekunst
         and the Company, dated
         March 24, 1997.

10.23    Security Agreement and       Included herewith.
         Secured Promissory Note
         between Alan J. Rabin and
         the Company, dated April
         15, 1997.

10.24    Security Agreement and       Included herewith
         Secured Promissory Note
         between Bart C. Gutekunst
         and the Company, dated
         April 21, 1997.

10.25    Loan and Security            Exhibit 10.1 to Form 8-K Current Report
         Agreement Coast Business     dated June 13, 1997, File No. 0-14653
         Credit and the Company,
         dated June 13, 1997

10.26    $300,000 Secured             Exhibit 10.2 to Form 8-K Current Report
         Promissory Note of the       dated June 13, 1997, File No. 0-14653
         Company to Coast Business
         Credit, dated June 13, 1997

10.27    $500,000 CAPEX Promissory    Exhibit 10.3 to Form 8-K Current Report
         Note of the Company to       dated June 13, 1997, File No. 0-14653
         Coast Business Credit,
         dated June 13, 1997

--------------------------------------------------------------------------------
Exhibit                               Sequential Page Number or
Number   Description                  Incorporation by Reference to
--------------------------------------------------------------------------------
10.28    Intercreditor and            Exhibit 10.4 to Form 8-K Current Report
         Subordination Agreement      dated June 13, 1997, File No. 0-14653
         between Coast Business
         Credit and Sirrom Capital
         Corporation

10.29    Mortgage and Security        Exhibit 10.5 to Form 8-K Current Report
         Agreement between the        dated June 13, 1997, File No. 0-14653
         Company and Coast Business
         Credit

10.30    Security Agreement           Exhibit 10.6 to Form 8-K Current Report
         (Intellectual Property)      dated June 13, 1997, File No. 0-14653
         between the Company and
         Coast Business Credit

10.31    Grant of Security Interest   Exhibit 10.7 to Form 8-K Current Report
         - Patents in favor of Coast  dated June 13, 1997, File No. 0-14653
         Business Credit

27       Financial Data Schedule      Included herewith
--------------------------------------------------------------------------------

   Copies of the above described exhibits will be furnished to the stockholders upon written request, addressed to President and Chief Executive Officer, Cardiac Control Systems, Inc., 3 Commerce Boulevard, Palm Coast, Florida 32164.

6(b). Reports on Form 8-K

      The Company filed Form 8-K dated June 13, 1997 to report the closing on a maximum $3.5 million credit facility with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association (Coast), pursuant to a Loan and Security Agreement.

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CARDIAC CONTROL SYSTEMS, INC.
                                   (Registrant)



     Date: 8/11/1997                     By:/s/ Alan J. Rabin
          -----------------                 ----------------------------------
                                            Alan J. Rabin
                                            President and Chief Executive
                                            Officer


     Date: 8/11/1997                     By:/s/ W. Alan Walton
          -----------------                 ----------------------------------
                                            W. Alan Walton
                                            Executive Vice President and Chief
                                            Operating Officer

                               INDEX OF EXHIBITS


     Exhibit                  Description
     Number



     10.23 Security Agreement and Secured Promissory Note between Alan J. Rabin and the Company, dated April 15, 1997

     10.24 Security Agreement and Secured Promissory Note between Bart C. Gutekunst and the Company, dated April 21, 1997

     27               Financial Data Schedule