Form 10QSB
period 1997-09-30
CARDIAC CONTROL SYSTEMS INC
filed 1997-11-12
CIK 706507

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                          ----------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997        COMMISSION FILE NUMBER
0-14653


                          CARDIAC CONTROL SYSTEMS, INC.
        (Exact Name of Small Business Issuer as specified in its charter)

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


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                           -----
As of October 31, 1997, 2,648,739 shares of the Issuer's common stock, $.10 par value, were issued and outstanding.


================================================================================

                          CARDIAC CONTROL SYSTEMS, INC.

                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

                                      INDEX

---------------------------------------------------------------------------------------------------------
                                                                                                 Page No.
---------------------------------------------------------------------------------------------------------

Part I.   Financial Information

    Balance Sheet at September 30, 1997 (Unaudited) ....................................................3

    Statements of Operations and Accumulated Deficit for the Three Months and Six Months
        Ended September 30, 1997 and 1996 (Unaudited)...................................................4

    Statements of Cash Flows for the Six Months Ended
        September 30, 1997 and 1996 (Unaudited).........................................................5

    Notes to Financial Statements.......................................................................6

    Management's Discussion and Analysis of Financial Position
        and Results of Operations.......................................................................9

Part II.   Other Information...........................................................................13


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CARDIAC CONTROL SYSTEMS, INC.
                                  BALANCE SHEET
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                                       September 30,
                                                                                           1997
--------------------------------------------------------------------------------------------------------
ASSETS
    Current assets
        Cash and cash equivalents....................................................$      179,605
        Securities...................................................................           799
        Accounts and notes receivable................................................     1,236,622
        Inventories .................................................................     1,667,038
        Prepaid expenses.............................................................       399,197
                                                                                     --------------
                     Total current assets   .........................................     3,483,261
                                                                                     --------------

     Property, plant and equipment (net).............................................     1,935,843
                                                                                     --------------

     Other assets....................................................................
         Deferred financing costs, less accumulated amortization of $165,517.........       504,668
         Deferred license fees, less accumulated amortization of $23,333.............       176,667
         Other.......................................................................        81,508
                                                                                     --------------
                     Total other assets..............................................       762,843
                                                                                     --------------
                     Total assets....................................................$    6,181,947
                                                                                     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
         Accounts payable............................................................$      679,838
         Accrued compensation........................................................       253,790
         Accrued royalties...........................................................       232,960
         Other accrued expenses......................................................        79,462
         Deposits payable............................................................       492,191
         Notes and debt obligations payable within one year..........................       112,923
                                                                                     --------------
                     Total current liabilities.......................................     1,851,164

         Notes and debt obligations payable after one year...........................     2,727,334
         Other liabilities...........................................................        76,228
                                                                                     --------------
                      Total liabilities..............................................     4,654,726
                                                                                     --------------


    Stockholders' equity
        Common stock, $.10 par value, 30,000,000 shares authorized,
              2,648,739 shares issued ...............................................       264,874
        Additional paid in capital...................................................    22,331,206
        Accumulated deficit..........................................................   (21,061,804)
        Cumulative translation adjustment............................................        (7,055)
                                                                                     --------------
                     Total stockholders' equity......................................     1,527,221
                                                                                     --------------

     Total liabilities and stockholders' equity .....................................$    6,181,947
                                                                                     ==============

                 See accompanying notes to financial statements

                          CARDIAC CONTROL SYSTEMS, INC.
                          STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                   Six Months Ended
                                                             September 30,                       September 30,
                                                        1997             1996                1997              1996
-----------------------------------------------------------------------------------------------------------------------
Revenue
    Net sales .................................... $  1,041,490     $    968,682         $  1,893,779      $  2,171,175
    Royalty income ...............................      598,500          519,350            1,295,625         1,213,875
                                                   --------------------------------------------------------------------
        Total revenue ............................    1,639,990        1,488,032            3,189,404         3,385,050
                                                   --------------------------------------------------------------------

Costs and expenses
    Cost of products sold ........................      648,245          484,727            1,152,060         1,164,672
    Selling, general and administrative expenses .      613,053          728,195            1,356,125         1,549,535
    Engineering, research and development expenses      420,419          474,954              878,691           932,518
                                                   --------------------------------------------------------------------
        Total cost and expenses ..................    1,681,718        1,687,877            3,386,877         3,646,725
                                                   --------------------------------------------------------------------

Operating income (loss) ..........................      (41,727)        (199,845)            (197,473)         (261,675)
                                                   --------------------------------------------------------------------

Other income (expenses)
    Interest income ..............................        1,969            5,726                7,952            16,274
    Interest expense .............................     (128,421)        (131,095)            (211,006)         (265,883)
    Other income .................................          941              -                    941            25,000
                                                   --------------------------------------------------------------------
        Total other income (expenses) ............     (125,511)        (125,369)            (202,114)         (224,610)
                                                   --------------------------------------------------------------------
Net loss .........................................     (167,239)        (325,214)            (399,587)         (486,285)

Accumulated deficit - beginning of period ........  (20,894,565)     (19,942,048)         (20,662,217)      (19,780,977)
                                                   --------------------------------------------------------------------

Accumulated deficit - end of period .............. $(21,061,804)    $(20,267,262)        $(21,061,804)     $(20,267,262)
                                                   ====================================================================


Net income (loss) per common share ............... $      (0.06)    $      (0.13)        $      (0.15)     $      (0.19)
                                                   ====================================================================

Average number of common shares outstanding ......    2,646,866        2,580,799            2,630,405         2,571,166

                                                   ====================================================================

                 See accompanying notes to financial statements

                          CARDIAC CONTROL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
Six Months Ended September 30,                                                                      1997           1996
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
    Net income (loss)........................................................................$     (399,587)   $   (486,285)
    Adjustment to reconcile net income (loss) to net cash used for operating activities:
         Depreciation and amortization.......................................................       218,417         265,059
         Gain on fixed assets disposals......................................................             -            (491)
         Securities received in lieu of insurance rebate.....................................          (799)              -
         Stock issued for payment of directors' fees.........................................        34,000               -
         Cash provided by (used for):
              Accounts and notes receivable..................................................      (283,781)        358,279
              Inventories....................................................................      (147,400)        224,086
              Prepaid expenses...............................................................      (142,584)       (374,876)
              Accounts payable...............................................................      (148,405)         78,789
              Accrued interest...............................................................        11,096          (7,130)
              Accrued compensation...........................................................        13,228          31,238
              Accrued compensated absences ..................................................        10,111         (43,100)
              Deposits payable...............................................................        99,559         (66,250)
              Other accrued expenses.........................................................       (42,749)         47,385
              Other liabilities..............................................................        10,243         (74,093)
              Deferred royalties.............................................................             -        (186,750)
                                                                                             ------------------------------
Net cash provided by  (used for) by operating activities ....................................      (768,652)       (234,139)
                                                                                             ------------------------------

Cash flows from investing activities
    Purchase of property, plant and equipment................................................      (288,643)       (244,203)
    Proceeds from sale of equipment..........................................................             -             491
    Increase in other assets.................................................................        (6,124)        (39,288)
                                                                                             ------------------------------
Net cash provided by (used for) investing activities ........................................      (294,766)       (283,000)
                                                                                             ------------------------------

Cash flows from financing activities
    Proceeds from issuance of common stock, net of costs.....................................         8,928         246,033
    Proceeds from notes and debt obligations payable.........................................     1,470,625          32,035
    Repayment of notes and debt obligations payable..........................................      (193,983)       (525,273)
    Principal payments under capital lease obligations.......................................        (1,394)         (1,889)
    Deferred financing costs.................................................................      (226,616)              -
                                                                                             ------------------------------
Net cash provided by (used for) financing activities.........................................     1,057,560        (249,094)
                                                                                             ------------------------------

Net increase (decrease) in cash and cash equivalents.........................................        (5,858)       (766,233)

Cash and cash equivalents - beginning of year................................................       185,463       1,167,181
                                                                                             ------------------------------

Cash and cash equivalents - end of period....................................................$      179,605    $    400,948
                                                                                             ==============================

Supplemental Cash Flow Information:
    Interest paid during the period..........................................................$      148,732    $    159,039
Supplemental schedule of noncash investing and financing activities:
    Reduction in accrued compensation in exchange for common stock...........................$       34,000               -
    Reduction in accounts payable in exchange for common stock...............................$        8,928               -

                 See accompanying notes to financial statements

                          CARDIAC CONTROL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying balance sheet of Cardiac Control Systems, Inc. (the "Company") as of September 30, 1997, the related statements of operations and accumulated deficit for the three months and six months ended September 30, 1997 and 1996, and the statements of cash flows for the six months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the Company at September 30, 1997, and the results of operations for the three months and six months ended September 30, 1997 and 1996 and the cash flows for the six months ended September 30, 1997 and 1996.

Certain reclassifications have been made to the unaudited financial statements previously reported for the three months and six months ended September 30, 1996 to conform with classifications used in the unaudited financial statements for the three months and six months ended September 30, 1997.

The accompanying unaudited financial statements as of September 30, 1997 and for the three months and six months ended September 30, 1997 and 1996 should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1997.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has a history of net losses and incurred a net loss for the six months ended September 30, 1997 of $399,587. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company believes that continual development of new product and resultant sales growth is critical to attaining a profitable level of operations. Therefore, the Company is continuing its efforts to invest in development of its single lead technology and expand its sales volume, both domestically and internationally. Management believes that the Company has the potential to increase sales and ultimately achieve a profitable level of operations. Also, the Company is pursuing additional working capital to expand its market position and pursue development of new technologies. However, there is no assurance that the Company will be able to attain profitable operations and continue operations as a going concern.

NOTE 2 - LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents have not been included for the three months and six months ended September 30, 1997 and 1996, as their effect on the loss per share is anti-dilutive.

The FASB has issued SFAS No. 128, "Earnings per Share," which provides guidance for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share." This statement, when adopted, is not expected to have a material impact on the Company.

NOTE 3 - INVENTORIES

Inventories at September 30, 1997 are summarized as follows:


                  ----------------------------------------------------------------
                                                              September 30, 1997
                                                            ----------------------
                  Raw materials and supplies................$              888,738
                  Work-in-process...........................               473,700
                  Finished goods............................               323,385
                                                            ----------------------
                                                                         1,685,823
                  Reserve for obsolescence..................               (18,785)
                                                            ----------------------
                                                            $            1,667,038
                  ----------------------------------------------------------------

Finished goods inventories include approximately $160,822 of products consigned to customers and independent sales representatives at September 30, 1997.


NOTE 4 - NOTES AND DEBT OBLIGATIONS PAYABLE

Notes and debt obligations consist of the following at September 30, 1997:


            ----------------------------------------------------------------------------------
                                                                          September 30, 1997
                                                                        ----------------------
            Sirrom mortgage note, net of discount (A)...................$            1,440,521
            Coast Business Credit (B)...................................             1,346,282
            Other.......................................................                53,454
                                                                        ----------------------
                                                                                     2,840,257
            Amount payable within one year..............................               112,923
                                                                        ----------------------
            Amount payable after one year...............................$            2,727,334
            ----------------------------------------------------------------------------------

(A) On March 31, 1995, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Sirrom Capital Corporation ("Sirrom") and executed a $1,500,000 secured promissory note. Interest on the note is payable monthly at 13.5%per annum and principal is due on March 31, 2000. The note is secured by a first mortgage lien on all the Company's real and personal property, excluding inventory and accounts receivable, but including general intangibles such as its patents and royalties. The Loan Agreement restricts the Company from incurring additional indebtedness in excess of $200,000 annually without the lender's consent. In addition, the Company must give the lender advance notice of certain events, such as dividend payments, certain new stock issues, reorganizations, and merger or sale of substantially all assets.

     In connection with the Loan Agreement, the Company granted Sirrom warrants to purchase, initially, 100,000 shares of the Company's common stock at $.01 per share. An additional 50,000 warrants to purchase shares of common stock at $.01 per share will be granted to the lender upon each anniversary date, beginning March 31, 1997 through March 31, 1999, that any amount owed to Sirrom shall be outstanding. On March 31, 1997, the Company granted Sirrom 50,000 additional warrants pursuant to the Loan Agreement. The Company recorded $279,000 (100,000 shares) in fiscal 1995 and $71,376 (50,000 shares) in fiscal 1997 as a debt discount with the offset to additional paid-in capital, representing the difference between the estimated fair market value of the underlying stock at the date of grant and $.01 per share. This has resulted in an effective interest rate of approximately 30%per annum on the Sirrom debt. The Sirrom note includes an unamortized debt discount of $59,479 at September 30, 1997.

(B) On June 13, 1997, the Company entered into a Loan Agreement ("Agreement") with Coast Business Credit ("CBC") for a maximum borrowing of $3.5 million which includes a line of credit up to $2.7 million, a $500,000 sub line for capital expenditures ("CAPEX"), and a $300,000 term loan ("Term Loan"). The maximum borrowing base available under the line of credit is based upon eligible receivables and inventory as defined in the Agreement. The maturity date for the Agreement is June 30, 2000. The CAPEX and the Term Loan are based upon a 48 month amortization period. The interest rate on the line of credit is equal to the prime rate plus 2%, and the interest rate for the Term Loan and the CAPEX Subline is equal to prime rate plus 2.25%. Borrowings under the Agreement are collateralized by a first security interest in substantially all of the assets of the Company. The Agreement also contains a minimum tangible net worth requirement. In addition, CBC was granted warrants to purchase 37,500 shares of stock at $4 per share, expiring June 30, 2002.

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

     Aggregate notes and debt obligations outstanding at September 30, 1997 mature as follows: 1998 - $112,923; 1999 - $81,406; 2000 - $1,519,749; 2001
     - $54,477; 2002 - $1,071,702.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations

This Quarterly Report on Form 10-QSB contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such statements may include, but not be limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to product or services of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate, " project," and similar expressions identify forward looking statements, which speak only as of the date such statement is made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and certain of which are beyond the Company's control and actual results may differ materially depending on a variety of important factors including the sources for sufficient capital to meet the Company's growth and operation, the ability of the Company to continually develop new, advanced products, the length of the regulatory review process for new or advanced products, the availability of raw materials, expansion of sales volume, changes in economic conditions, demand for the Company's products, and changes in the regulatory and competitive environment. Statements in this Quarterly Report, including the Notes to the Financial Statements and "Management's Discussion and Analysis of Financial Position and Results of Operations, describe factors, among others, that could contribute to or cause such differences.

Financial Position and Liquidity

The Company's liquidity benefited from the loan agreement dated June 13, 1997 with Coast Business Credit (CBC) for a maximum borrowing of $3.5 million, of which approximately $1.35 million was drawn at September 30, 1997.

Cash used by operations during the first six months of fiscal 1998 approximated $769,000. Capital expenditures and repayment of debt and capital lease obligations additionally utilized approximately $289,000 and $195,000 respectively. Proceeds of notes and debt obligations payable approximated $1,471,000. Overall, negative cash flow for the first six months of fiscal 1998 approximated $6,000.

The Company has commitments of approximately $114,700 for the acquisition of capital assets. It also has material commitments pursuant to certain inventory procurement contracts that aggregate approximately $876,490 at September 30, 1997.

Results of Operations

Three Months Ended September 30, 1997 vs. Three Months Ended September 30, 1996

Overview. The Company's total revenues for the second quarter of fiscal 1998 increased by 10.2% to $1.64 million as compared to $1.49 million for the second quarter of fiscal 1997. Sales increased from $0.97 million in the second quarter of fiscal 1997 by 7.5% to $1.04 million in the second quarter of fiscal 1998. In the second quarter of fiscal 1998 in the domestic market, sales of pacers improved by 19% as compared to the second quarter of fiscal 1997, but sales of electrode leads declined by 30%, due to increases competition from other companies that have entered the market with single lead products, giving a net reduction of 7.6%. During the second quarter of fiscal 1998, international sales of all products increased overall by 76% over those achieved during the second quarter of fiscal 1997. Royalty income increased from $0.52 million in the second quarter of fiscal 1997 to $0.59 million in the second quarter of fiscal 1998. Royalty income represents royalties from Sulzer Intermedics, Inc. pursuant to a license agreement between the Company and Intermedics; this agreement terminates in January, 1998. Total operating costs in the second quarter of fiscal 1998 were some $6,000 lower than those incurred during the second quarter of fiscal 1997, resulting in an operating loss of $41,727 in the second quarter of fiscal 1998 as compared to an operating loss of $199,845 in the second quarter of fiscal 1997.

Sales. Total sales during the second quarter of fiscal 1998 increased by $72,808, or 7.5%, to $1,041,490 from the level of $968,682 achieved during the second quarter of fiscal 1997. Sales of pacers increased in both the domestic and the international markets and sales of electrode leads declined in the domestic market, but this decline was partially offset by improved selling prices in the international market and the commencement of shipments of defibrillator leads.

Sales by geographic area for the first quarter of fiscal 1998 and 1997 are as follows:


           ------------------------------------------------------------
           Geographic Area                    1998             1997
           ------------------------------------------------------------
           United States................$      732,400   $      792,957
           International................       309,090          175,725
                                        -------------------------------
                                        $    1,041,490   $      968,682
           ------------------------------------------------------------

Royalty Income. Royalty income represents royalty fees from Sulzer Intermedics Inc. pursuant to a License Agreement between the Company and Sulzer Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. The future potential royalties to be recorded over the remaining life of the Agreement, which will terminate in January, 1998, are estimated at $825,000.

Costs of Products Sold. The cost of products sold in the second quarter of fiscal 1998 was $648,245, compared to $484,727 in the second quarter of fiscal 1997, representing a increase of 34% as compared with an increase of 7.5% in sales, which reduced the rate gross margin from 50% to 38%. This reduction was due to a change in product and customer mix, with a higher proportion of sales of sub-assemblies going to the European market, where selling prices and margins are lower than for finished product sold in the domestic market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $613,053 in the second quarter of fiscal 1998, representing a decrease of 16% from $728,195 in the second quarter of fiscal 1997 as a result of reduced selling expenses in respect of salaries, commissions and royalties.

Engineering, Research and Development Expenses. Engineering, research and development costs were $420,419 in the second quarter of fiscal 1998, which was a decrease of 11% from $474,954 in the second quarter of fiscal 1997.

Other Income and Expenses. Interest income was $1,969 during the second quarter of fiscal 1998 compared to $5,726 during the second quarter of fiscal 1997. Total interest expense decreased from $131,095 in the second quarter of fiscal 1997 to $128,421 in the second quarter of fiscal 1998. Interest paid to Sirrom Capital Corporation in respect of a secured loan of $1,500,000 obtained on March 31, 1995 was $51,041 in both the second quarter of fiscal 1998 and the second quarter of fiscal 1997. Interest in the sum of $33,593 was paid to Coast Business Credit (CBC) during the second quarter of fiscal 1998 in respect of a secured loan agreement dated June 13, 1997. The balance of principal outstanding on September 30, 1997 pursuant to the CBC secured loan was $1,346,282. Debt amortization costs decreased from $54,284 in the second quarter of fiscal 1997 by $17,525 to $36,759 in the second quarter of fiscal 1998.

Six Months Ended September 30, 1997 vs. Six Months Ended September 30, 1996.

Overview - The Company's total revenues for the first half of fiscal 1998 decreased by 6% to $3.2 million as compared to $3.4 for the first half of fiscal 1997. Sales decreased from $2.2 million in the first half of fiscal 1997 to $1.9 million in the first half of 1998. Royalty income increased from $1.2 million in the first half of fiscal 1997 to $1.3 million in the first half of fiscal 1998. Royalty income represents royalty fees from Sulzer Intermedics, Inc. Pursuant to a License Agreement between the Company and Intermedics; this agreement terminates in January, 1998. Total operating costs in the first half of fiscal 1998 were approximately $260,000 lower than those incurred during the first half of fiscal 1997, resulting in an operating loss of $197,000 in the first half of fiscal 1998 compared to an operating loss of $262,000 in the first half of fiscal 1997.

Sales - Total sales during the first half of fiscal 1998 decreased from $2,171,175 in the first half of fiscal 1997 by $277,396 or 13% to $1,893,779.
Sales of pacers were stable in both the domestic and international markets, sales of electrode leads declined in the domestic market, but these were partially offset by increased sales of hybrid circuits in the international market and the commencement of sales of defibrillator leads.

Sales by geographic area during the first halves of fiscal 1998 and 1997 were:


          ----------------------------------------------------------------
          Geographic Area                      1998               1997
          ----------------------------------------------------------------
          United States................$      1,513,410   $      1,862,475
          International................         380,369            308,700
                                       -----------------------------------
                                       $      1,893,779   $      2,171,175
          ----------------------------------------------------------------

Royalty Income - Royalty income represents royalty fees from Sulzer Intermedics, Inc. pursuant to a License Agreement between the Company and Intermedics whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. The future potential royalties to be recorded over the remaining life of the Agreement, which will terminate in January, 1998, are estimated at $825,000.

Costs of Products Sold - The cost of products sold during the first half of fiscal 1998 was $1,152,060 compared to $1,164,672 in the first half of fiscal 1997, representing a decrease of 1% as compared to a decrease of 13% in sales, which reduced the rate of gross margin from 46% in the first half of fiscal 1997 to 39% in the first half of fiscal 1998. This reduction was due to a change in product and customer mix, with a higher proportion of sales of sub-assemblies going to the European market, where selling prices and margins are lower than for finished product sold in the domestic market.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,356,125 in the first half of fiscal 1998, representing a decrease of $193,410 or 12% from $1,549,535 incurred in the first half of fiscal 1997. Selling expenses decreased from $851,373 in the first half of fiscal 1997 by $250,070 or 29% to $601,303 in the first half of fiscal 1998 as a result of reduced costs in respect of salaries, commissions and royalties; general and administrative expenses increased from $698,162 in the first half of fiscal 1997 by $56,660 or 8% to $754,822 in the first half of fiscal 1998 as a result of increased costs in respect of salaries, insurance and professional fees.

Engineering, Research and Development Expenses - Engineering, research and development costs were $878,691 during the first half of fiscal 1998 compared to $932,518 during the first half of fiscal 1997 due to the continuing development activities in advanced pacing technologies.

Other Income and Expenses - Interest income was $7,952 during the first half of fiscal 1998 compared to $16,274 during the first half of fiscal 1997. Total interest expense decreased from $265,883 in the first half of fiscal 1997 to $211,006 in the first half of fiscal 1998. Interest paid to Sirrom Capital Corporation in respect of a secured loan of $1,500,000 obtained on March 31, 1995 was $101,527 in the first half of fiscal 1998 and in the first half of fiscal 1997. Interest in the sum of $33,593 was paid in the first half of fiscal 1998 to Coast Business Credit (CBC) in respect of a secured loan agreement dated June 13, 1997. The balance of principal outstanding on September 30,

1997 pursuant to the CBC secured loan was $1,346,282. Debt amortization costs decreased from $106,845 in the first half of fiscal 1997 by $44,571 to $62,274 in the first half of fiscal 1998.

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

Recent Accounting Pronouncements

The FASB has issued SFAS No. 128, "Earnings per Share," which provides guidance for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share." This statement, when adopted, is not expected to have a material impact on the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130) and No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

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

Item 2.   Changes in Securities

         (a)      Not applicable.

         (b)      Not applicable.

         (c) On August 29, 1997, the Company issued shares in payment of a portion of outstanding Directors' fees to those outside Directors named below, which fees were payable in part on March 31, 1996 and in part on March 31, 1997.

                                               Outstanding              Shares of Common Stock
                                             Directors' Fees          issued @ $1.4375 in payment
                                           payable in Shares of        of outstanding Directors'
                                              Common Stock.                      Fees.1

                  William H. Burns Jr.           $7,000                           4,870

                  Larry Haimovitch               $7,000                           4,870

                  Augusto Ocana                  $6,000                           4,174

                  Robert Rylee                   $7,000                           4,870

                  Tracey E. Young                $7,000                           4,870

                  1. The issuance price of $1.4375 was the closing price on
                     March 31, 1997.

                  On September 12, 1997, the Company issued 5,714 shares of common stock to outside Director William H. Burns Jr. pursuant to an agreement for consulting services dated November 1995 between the Company and Biosight Inc., of which Mr. Burns is President and principal shareholder. The consulting agreement provided for payment of $20,000 in shares of common stock at $3.50 per share.

                  All of the foregoing individuals are accredited investors (Directors of the Company). All of the foregoing stock issuances were entered into by the Company in reliance on
                  Section 4(2) of the Securities Act of 1933. The foregoing individuals indicated their investment intent and the stock certificates bear a legend accordingly.

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


-------------------------------------------------------------------------------------------------------------------------
Exhibit                                                    Sequential Page Number or
Number              Description                            Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------------------
4.8                 Stock Purchase Warrant, dated          Exhibit 4.1 to Form 8-K Current Report dated June 13,
                    June, 1997 in favor of Coast           1997, File No. 0-14653.
                    Business Credit, a Division of
                    Southern Pacific Thrift and Loan
                    Association

4.9                 Stock Purchase Warrant dated           Exhibit 4.2 to Form 8-K Current Report dated June 13,
                    June 6, 1997 in favor of Sirrom        1997, File No. 0-14653
                    Capital Corporation

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

10.2                Amended and Restated License           Exhibit 10.19 to Form 8-K Current Report, dated April 2,
                    Agreement between Sulzer               1993, File No. 0-14653
                    Intermedics Inc. and the
                    Company, dated April 2, 1993

10.3                Amended and Restated Supply            Exhibit 10.20 to From 8-K Current Report, dated April  2,
                    Contract between Sulzer                1992, File No. 0-14653
                    Intermedics Inc. and the
                    Company, dated April 2, 1993

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


-------------------------------------------------------------------------------------------------------------------------
Exhibit                                                    Sequential Page Number or
Number              Description                            Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------------------
10.9                Form of Indemnification                Exhibit 10.13 to Form S-1 Registration Statement filed on
                    Agreement between the                  March 2, 1995, Registration No. 33-89938
                    Company and each Director,
                    executed December 1994

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

10.16               Promissory Note and Security           Exhibit 10.16 to Form 10-QSB for the Quarter ended
                    Agreement between Sulzer               September 30, 1995, File No. 0-14653
                    Intermedics Inc., and the
                    Company dated October 20,
                    1995

10.17               Amendment 2 to Supply                  Exhibit 10.17 to Form 10-QSB for the Quarter ended
                    Contract between Sulzer                September 30, 1995, File No. 0-14653
                    Intermedics Inc., and the
                    Company, dated October 20,
                    1995


-------------------------------------------------------------------------------------------------------------------------
Exhibit                                                    Sequential Page Number or
Number              Description                            Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------------------
10.18               Amendment 2 to License                 Exhibit 10.18 to Form 10-QSB for the Quarter ended
                    Agreement between Sulzer               September 30, 1995, File No. 0-14653
                    Intermedics Inc., and the
                    Company, dated October 20,
                    1995

10.19               Distribution Agreement between         Exhibit 10.19 to Form 10-QSB for the Quarter ended
                    Grupo Taper S.A. and the               December 31, 1995, File No. 0-14653
                    Company, dated December 20,
                    1995

10.20               Distribution Agreement between         Exhibit 10.20 to Form 10-QSB for the Quarter ended
                    LEM Biomedica s.r.l. and the           September 30, 1996, File No. 0-14653
                    Company, dated October 1, 1996

10.21               Security Agreement and Secured         Exhibit 10.21 to Form 10-QSB for the Quarter ended
                    Promissory Note between Bart           December 31, 1996, File No. 0-14653
                    C. Gutekunst and the Company,
                    dated October 28, 1996.

10.22               Security Agreement and Secured         Exhibit 4.1 to Form 10-KSB for the year ended March 31,
                    Promissory Note between Bart           1997, File No. 0-14653
                    C. Gutekunst and the Company,
                    dated March 24, 1997.

10.23               Security Agreement and Secured         Exhibit 10.23 to Form 10-QSB for the quarter ended June
                    Promissory Note between Alan J.        30, 1997.
                    Rabin and the Company, dated
                    April 15, 1997.

10.24               Security Agreement and Secured         Exhibit 10.24 to Form 10-QSB for the quarter ended June
                    Promissory Note between Bart           30, 1997.
                    C. Gutekunst and the Company,
                    dated April 21, 1997.

10.25               Loan and Security Agreement            Exhibit 10.1 to Form 8-K Current Report dated June 13,
                    Coast Business Credit and the          1997, File No. 0-14653
                    Company, dated June 13, 1997

10.26               $300,000 Secured Promissory            Exhibit 10.2 to Form 8-K Current Report dated June 13,
                    Note of the Company to Coast           1997, File No. 0-14653
                    Business Credit, dated June 13,
                    1997

10.27               $500,000 CAPEX Promissory              Exhibit 10.3 to Form 8-K Current Report dated June 13,
                    Note of the Company to Coast           1997, File No. 0-14653
                    Business Credit, dated June 13,
                    1997


-------------------------------------------------------------------------------------------------------------------------
Exhibit                                                    Sequential Page Number or
Number              Description                            Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------------------
10.28               Intercreditor and Subordination        Exhibit 10.4 to Form 8-K Current Report dated June 13,
                    Agreement between Coast                1997, File No. 0-14653
                    Business Credit and Sirrom
                    Capital Corporation

10.29               Mortgage and Security                  Exhibit 10.5 to Form 8-K Current Report dated June 13,
                    Agreement between the                  1997, File No. 0-14653
                    Company and Coast Business
                    Credit

10.30               Security Agreement (Intellectual       Exhibit 10.6 to Form 8-K Current Report dated June 13,
                    Property) between the Company          1997, File No. 0-14653
                    and Coast Business Credit

10.31               Grant of Security Interest -           Exhibit 10.7 to Form 8-K Current Report dated June 13,
                    Patents in favor of Coast              1997, File No. 0-14653
                    Business Credit

27                  Financial Data Schedule                Included herewith
-------------------------------------------------------------------------------------------------------------------------

  Copies of the above described exhibits will be furnished to the stockholders upon written request, addressed to President and Chief Executive Officer, Cardiac Control Systems, Inc., 3 Commerce Boulevard, Palm Coast, Florida 32164.

6(b).  Reports on Form 8-K - None

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CARDIAC CONTROL SYSTEMS, INC.
                                 (Registrant)



Date: 11 Nov. 1997                    By: /s/ Alan J. Rabin
     -------------------                 --------------------------------------
                                         Alan J. Rabin
                                         President and Chief Executive Officer



Date: November 10, 1997               By: /s/ W. Alan Walton
     -------------------                 --------------------------------------
                                         W. Alan Walton
                                         Executive Vice President and Chief
                                         Operating Officer

                               INDEX OF EXHIBITS


  Exhibit                    Description
  Number

  27                Financial Data Schedule