Form 10QSB
period 1997-12-31
CARDIAC CONTROL SYSTEMS INC
filed 1998-02-13
CIK 706507

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


FOR THE QUARTER  ENDED DECEMBER 31, 1997         COMMISSION FILE NUMBER  0-14653


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

As of January 31, 1998, 2,648,739 shares of the Registrant's common stock, $.10 par value, were outstanding.

================================================================================

                         CARDIAC CONTROL SYSTEMS, INC.

                                  FORM 10-QSB
                               DECEMBER 31, 1997

                                     INDEX


--------------------------------------------------------------------------------
                                                                        Page No.
--------------------------------------------------------------------------------


PART I.   FINANCIAL INFORMATION

    Balance Sheet at December 31, 1997 (Unaudited)..........................  3

    Statements of Operations and Accumulated Deficit for the Three
        Months and Nine Months Ended December 31, 1997 and
        1996 (Unaudited)....................................................  4

    Statements of Cash Flows for the Nine Months Ended
        December 31, 1997 and 1996 (Unaudited)..............................  5

    Notes to Financial Statements...........................................  6

    Management's Discussion and Analysis of Financial Position
        and Results of Operations........................................... 10

PART II.   OTHER INFORMATION................................................ 16

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CARDIAC CONTROL SYSTEMS, INC.
                                  BALANCE SHEET
                                  (Unaudited)

---------------------------------------------------------------------------------------
                                                                          December 31,
                                                                              1997
---------------------------------------------------------------------------------------
ASSETS
 CURRENT ASSETS
        Cash and cash equivalents........................................  $     43,702
        Securities.......................................................           799
        Accounts and notes receivable....................................     1,299,724
        Inventories......................................................     1,641,192
        Prepaid expenses.................................................       261,309
                                                                           ------------
                     Total current assets................................     3,246,726
                                                                           ------------

     PROPERTY, PLANT AND EQUIPMENT (NET).................................     2,030,347
                                                                           ------------


     OTHER ASSETS
         Deferred financing costs, less accumulated
             amortization of $197,470....................................       501,018
         Deferred license fees, less accumulated
             amortization of $33,333.....................................       166,667
          Other..........................................................       143,069
                                                                           ------------
                       Total other assets................................       810,754
                                                                           ------------
                       Total assets......................................  $  6,087,827
                                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
         Accounts payable................................................  $    825,727
         Accrued compensation............................................       231,860
         Accrued royalties...............................................       220,957
         Other accrued expenses..........................................        80,072
         Deposits payable................................................       434,812
         Notes and debt obligations payable within one year..............        98,363
                                                                           ------------
                     Total current liabilities...........................     1,891,791
                                                                           ------------


    NOTES AND DEBT OBLIGATIONS PAYABLE AFTER ONE YEAR....................     2,703,073

    OTHER LIABILITIES....................................................        79,558
                                                                           ------------
                      Total liabilities..................................     4,674,422
                                                                           ------------

    STOCKHOLDERS' EQUITY
        Common stock, $.10 par value, 30,000,000 shares authorized,
              2,648,739 shares issued....................................       264,874
        Additional paid in capital.......................................    22,331,206
        Accumulated deficit..............................................   (21,175,620)
        Cumlative translation adjustment.................................        (7,055)
                                                                           ------------
                     Total stockholders' equity..........................     1,413,405
                                                                           ------------
                     Total liabilities and stockholders' equity..........  $  6,087,827
                                                                           ============


                See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                         STATEMENTS OF OPERATIONS AND
                              ACCUMULATED DEFICIT
                                  (UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                 Nine Months Ended
                                                    December 31,                      December 31,
                                                1997             1996             1997             1996
------------------------------------------------------------------------------------------------------------
REVENUE
    Net sales................................$  1,011,110     $  1,109,405     $  2,904,888     $  3,280,579
    Royalty income...........................     604,500          640,900        1,900,125        1,854,775
                                             ---------------------------------------------------------------
        Total revenue........................   1,615,610        1,750,305        4,805,013        5,135,354
                                             ---------------------------------------------------------------

COSTS AND EXPENSES
    Cost of products sold....................     590,896          707,597        1,742,956        1,872,269
    Selling, general and administrative
     expenses................................     582,913          752,070        1,939,038        2,301,605
    Engineering, research and
     development expenses....................     427,784          435,325        1,306,475        1,367,842
                                             ---------------------------------------------------------------
        Total cost and expenses..............   1,601,593        1,894,992        4,988,469        5,541,716
                                             ---------------------------------------------------------------

OPERATING INCOME (LOSS)......................      14,017         (144,687)        (183,456)        (406,362)
                                             ---------------------------------------------------------------

OTHER INCOME (EXPENSES)
    Interest income..........................       1,018              995            8,969           17,269
    Interest expense.........................    (128,851)        (114,939)        (339,857)        (380,823)
    Other income.............................           -                -              941           25,000
                                             ---------------------------------------------------------------
        Total other income (expenses)........    (127,833)        (113,944)        (329,947)        (338,554)
                                             ---------------------------------------------------------------
NET LOSS.....................................    (113,816)        (258,631)        (513,403)        (744,916)

ACCUMULATED DEFICIT - BEGINNING OF PERIOD.... (21,061,804)     (20,267,263)     (20,662,217)     (19,780,978)
                                             ---------------------------------------------------------------
ACCUMULATED DEFICIT - END OF PERIOD..........$(21,175,620)    $(20,525,894)    $(21,175,620)    $(20,525,894)
                                             ===============================================================
NET LOSS PER COMMON SHARE....................      $(0.04)          $(0.10)          $(0.19)          $(0.29)

AVERAGE NUMBER OF SHARES OUTSTANDING.........   2,648,739        2,580,240        2,637,961        2,574,202

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
Nine Months Ended, December 31,                                                            1997               1996
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)...............................................................      $ (513,403)         $ (744,916)
    Adjustment to reconcile net income (loss) to net cash used for operating activities:
         Depreciation and amortization..............................................         314,921             389,021
         Securities received in lieu of insurance rebate............................            (799)                  -
         Stock issued for payment of directors' fees................................          34,000                   -
         Cash provided by (used for):
              Accounts and notes receivable.........................................        (346,884)            374,526
              Inventories...........................................................        (121,555)            526,082
              Prepaid expenses......................................................          (4,696)           (285,209)
              Accounts payable......................................................          (2,516)            138,057
              Accrued interest......................................................          12,477              (8,805)
              Accrued compensation..................................................         (12,564)            (21,439)
              Accrued compensation absences.........................................          13,972             (29,769)
              Deposits payable......................................................          42,180             (91,000)
              Other accrued expenses................................................         (56,760)             90,689
              Other liabilities.....................................................          14,811            (110,423)
              Deferred royalties....................................................               -            (285,350)
------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used for) operating activities...............................        (626,816)            (58,536)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment.......................................        (436,033)           (459,557)
    Increase in other assets........................................................          (7,870)            (46,467)
------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used for) investing activities...............................        (443,903)           (506,024)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock and exercise of stock warrants, net of
     costs..........................................................................           8,928             201,927
    Proceeds from notes and debt obligations payable................................       1,427,347             131,534
    Repayment of notes and debt obligations payable.................................        (193,983)           (763,936)
    Principal payments under capital lease obligations..............................          (2,885)             (3,312)
    Deferred financing costs........................................................        (310,449)                  -
------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used for) financing activities...............................         928,958            (433,787)
------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................        (141,761)           (998,347)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR.......................................         185,463           1,167,181
                                                                                          ------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD...........................................      $   43,702          $  168,834
                                                                                          ==============================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid during the period.................................................      $  239,723          $  219,694
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Reduction in accrued compensation in exchange for common stock..................          34,000                   -
    Reduction in accounts payable in exchange for common stock......................           8,928                   -

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The accompanying balance sheet of Cardiac Control Systems, Inc. (the "Company") as of December 31, 1997, the related statements of operations and accumulated deficit for the three months and nine months ended December 31, 1997 and 1996, and the statements of cash flows for the nine months ended December 31, 1997 and 1996 are unaudited. In the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the Company at December 31, 1997, and the results of operations for the three months and nine months ended December 31, 1997 and 1996 and the cash flows for the nine months ended December 31, 1997 and 1996.

Certain reclassifications have been made to the unaudited financial statements previously reported for the three months and nine months ended December 31, 1996 to conform with classifications used in the unaudited financial statements for the three months and nine months ended December 31, 1997.

The accompanying unaudited financial statements as of December 31, 1997 and for the three months and nine months ended December 31, 1997 and 1996 should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1997.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has a history of net losses and incurred a net loss for the nine months ended December 31, 1997 of $513,403. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company believes that continual development of new product and resultant sales growth is critical to attaining a profitable level of operations. Therefore, the Company is continuing its efforts to invest in development of its single lead technology and expand its sales volume, both domestically and internationally. Management believes that the Company has the potential to increase sales and ultimately achieve a profitable level of operations. Also, the Company is pursuing additional working capital to expand its market position and pursue development of new technologies. However, there is no assurance that the Company will be able to attain profitable operations and continue operations as a going concern.

NOTE 2 - LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents have not been included for the three months and nine months ended December 31, 1997 and 1996, as their effect on the loss per share is anti-dilutive.

The FASB has issued SFAS No. 128, "Earnings per Share," which provides guidance for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share." This statement, when adopted, is not expected to have a material impact on the Company.

NOTE 3 - INVENTORIES

Inventories at December 31, 1997 are summarized as follows:

                -----------------------------------------------------------------
                                                                      December 31,
                                                                          1997
                                                                       ----------
                                                                      (unaudited)
                Raw materials and supplies......................       $  924,567
                Work-in-process.................................          358,344
                Finished goods..................................          377,066
                                                                       ----------
                                                                        1,659,977
                Reserve for obsolescence........................           18,785
                                                                       ----------
                                                                       $1,641,192
                -----------------------------------------------------------------

Finished goods inventories include approximately $161,956 of products consigned to customers and independent sales representatives at December 31, 1997.

NOTE 4 - NOTES AND DEBT OBLIGATIONS PAYABLE

Notes and debt obligations consist of the following at December 31, 1997:

                -----------------------------------------------------------------
                                                                      December 31,
                                                                          1997
                                                                       ----------

                Sirrom mortgage note, net of discount (A)........      $1,446,469
                Coast Business Credit (B)........................       1,318,054
                Other............................................          36,913
                                                                       ----------
                                                                        2,801,436
                Amount payable within one  year..................          98,363
                                                                       ----------
                Amount payable after one year....................      $2,703,073
                -----------------------------------------------------------------

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

     In connection with the Loan Agreement, the Company granted Sirrom warrants
     to purchase, initially,   100,000 shares of the Company's common stock at
     $.01 per share. An additional 50,000 warrants to purchase shares of common stock at $.01 per share will be granted to the lender upon each anniversary date, beginning March 31, 1997 through March 31, 1999, that any amount owed to Sirrom shall be outstanding. On March 31, 1997, the Company granted Sirrom 50,000 additional warrants pursuant to the Loan Agreement. The Company recorded $279,000 (100,000 shares) in fiscal 1995 and $71,376 (50,000 shares) in fiscal 1997 as a debt discount with the offset to additional paid-in capital, representing the difference between the estimated fair market value of the underlying stock at the date of grant and $.01 per share. This has resulted in an effective interest rate of approximately 30% per annum on the Sirrom debt. The Sirrom note includes an unamortized debt discount of $53,531 at December 31, 1997.

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

     Aggregate notes and debt obligations outstanding at December 31, 1997 mature as follows:
     1998 - $98,363; 1999 - $80,373; 2000 - $1,525,777; 2001 - $35,119; 2002 -
     $1,061,804.

NOTE 5 - PROBABLE MERGER

MERGER.   On October 27, 1997, the Company entered into a letter of intent with
Electro-Catheter Corporation ("Elecath"), a New Jersey corporation, to effect a merger of a wholly-owned subsidiary of the Company ("Sub"), into and with Elecath (the "Merger") as a result of which Elecath will become a wholly-owned subsidiary of the Company.

The structure of the transaction contemplates that upon effectiveness of the Merger, holders of Elecath's common stock, $.10 par value per share ("Elecath Common Stock"), will receive two-thirds of a share of common stock of the Company, $.10 par value per share ("Cardiac Common Stock"), for each share of Elecath Common Stock held. No fractional shares will be issued in the Merger. The stockholders of the Company will continue to hold their shares of Cardiac Common Stock without change in number, designation, terms or rights.

Consummation of the Merger and transactions contemplated thereby are subject to the satisfaction of certain conditions, including, among other things, (I) the execution of a definitive agreement reflecting the intentions of the parties (the "Merger Agreement"); (ii) The approval and adoption of the Merger Agreement and the Merger by the stockholders of Elecath; and (iii) the registration under the Securities Act of 1933, as amended, and all applicable state securities laws, of the shares of Cardiac Common Stock to be issued pursuant to the Merger. Any of the conditions to the obligations of the Company, Sub or Elecath to consummate the Merger (other than the required stockholder approval) may be waived or modified by the party that is, or whose stockholders are, entitled to the benefits thereof.

Elecath is based in Rahway, New Jersey and is engaged in the business of the design, development, manufacture, marketing and sale of catheters and related devices utilized in connection with illnesses of the heart and circulatory system.

The Company believes the Merger may allow certain efficiencies to improve operating performance and that the broader product line may provide for a more effective marketing and distribution process. There can be no assurance, however, that consummation of the Merger will yield positive operating results in the future.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such statements may include, but not be limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to product or services of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate, "project," and similar expressions identify forward looking statements, which speak only as of the date such statement is made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and certain of which are beyond the Company's control and actual results may differ materially depending on a variety of important factors including the sources for sufficient capital to meet the Company's growth and operation, the ability of the Company to continually develop new, advanced products, the length of the regulatory review process for new or advanced products, the availability of raw materials, expansion of sales volume, changes in economic conditions, demand for the Company's products, and changes in the regulatory and competitive environment. Statements in this Quarterly Report, including the Notes to the Financial Statements and "Management's Discussion and Analysis of Financial Position and Results of Operations", describe factors, among others, that could contribute to or cause such differences.

FINANCIAL POSITION AND LIQUIDITY

The Company's liquidity benefited from the loan agreement dated June 13, 1997 with Coast Business Credit (CBC) for a maximum borrowing of $3.5 million, of which $1.3 million was drawn at December 31, 1997.

Cash used by operations during the first nine months of fiscal 1998 approximated $626,816. Capital expenditures, repayment of debt and capital lease obligations, and deferred financing costs additionally utilized $436,033, $196,868 and $310,449 respectively. Proceeds of notes and debt obligations payable approximated $1,427,347. Overall, negative cash flow for the first nine months of fiscal 1998 was $141,761.

As of December 31, 1997, the Company had commitments of approximately $24,000 for the acquisition of capital assets. It had material commitments pursuant to certain inventory procurement contracts of $875,360 at December 31, 1997.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 versus Three months Ended December 31,
1996.

OVERVIEW.    The Company's total revenues for the third quarter of fiscal 1998 decreased by 7.7% to $1.62 million as compared to $1.75 million for the third quarter of fiscal 1997. Sales decreased from $1.11 million in the third quarter of fiscal 1997 by 8.9% to $1.01 million in the third quarter of fiscal 1998. In the third quarter of fiscal 1998 in the domestic market, sales of pacers fell by 17.3% as compared to the third quarter of fiscal 1997, and sales of leads declined by 7.0%, giving an overall reduction of 13.2%. During the third quarter of fiscal 1998, international sales increased by 12.2% over those achieved during the third quarter of fiscal 1997. Royalty income decreased from $0.64 million in the third quarter of fiscal 1997 to $0.60 million in the third quarter of fiscal 1998. Royalty income represents royalties from Sulzer Intermedics, Inc. pursuant to a license agreement between the Company and Sulzer Intermedics; royalty receipts under this agreement terminate on January 22, 1998. Total operating costs in the third quarter of fiscal 1998 were $293,399 lower than those incurred during the third quarter of fiscal 1997, resulting in an operating profit of $14,017 in the third quarter of fiscal 1998 as compared to an operating loss of $144,687 in the third quarter of fiscal 1997.

SALES. Total sales during the third quarter of fiscal 1998 decreased by $98,295, or 8.9%, to $1,011,110 from the level of $1,109,405 achieved during the third quarter of fiscal 1997, largely due to decreased sales of ancillary equipment and components. Sales of pacers decreased in the domestic market but increased in the international markets due to the build up of activity in Japan. Sales of pacer components in the European market declined in the third quarter of fiscal 1998 from the volume achieved in the third quarter of fiscal 1997. Sales of electrode leads declined in the domestic market, but this decline was more than compensated by the build up of domestic shipments of defibrillator leads and increased quantities and selling prices of electrode leads in the international market.

Sales by geographic area for the third quarters of fiscal 1998 and fiscal 1997 were as follows:

        ----------------------------------------------------------------------
                      Geographic Area                  1998             1997
        ----------------------------------------------------------------------

        United States......................        $  800,609       $  921,852
        Europe.............................           210,501          187,553
                                                   ---------------------------
                                                   $1,011,110       $1,109,405
        ----------------------------------------------------------------------

ROYALTY INCOME. Royalty income represents royalty fees from Sulzer Intermedics Inc. pursuant to a license agreement between the Company and Intermedics whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. The future potential royalties to be recorded over the remaining life of the Agreement, under which royalty receipts will terminate on January 22, 1998, are estimated at $160,000.

COST OF PRODUCTS SOLD. The cost of products sold in the third quarter of fiscal 1998 was $590,896, compared to $707,597 in the third quarter of fiscal 1997, representing a decrease of 16.5% as compared with the decrease of 8.9% in sales, which improved the rate of gross margin from 36.2% to 41.6%. This improvement was due to a change in customer mix, with a higher proportion of sales in the current quarter than in the prior year comparative quarter going to the Japanese market, where selling prices and margins are higher than in the Company's other markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $582,913 in the third quarter of fiscal 1998, representing a decrease of 22.5% from $752,070 in the third quarter of fiscal 1997 due to reductions in royalty and sales commission expenses.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. Engineering, research and development costs were $427,784 in the third quarter of fiscal 1998, which was a decrease of 1.7% from $435,325 in the third quarter of fiscal 1997.

OTHER INCOME AND EXPENSES. Interest income was $1,018 during the third quarter of fiscal 1998, compared to $995 during the third quarter of fiscal 1997. Total interest expense increased from $114,939 in the third quarter of fiscal 1997 to $128,851 in the third quarter of fiscal 1998. Interest paid to Sirrom Capital Corporation in respect of a secured loan of $1,500,000 granted on March 31, 1995 was $51,041 in both the third quarter of fiscal 1998 and the third quarter of fiscal 1997. Interest in the sum of $38,575 was paid to Coast Business Credit ("CBC") during the third quarter of fiscal 1998 in respect of a secured loan agreement dated June 13, 1997. The balance of principal outstanding on December 31, 1997 pursuant to the CBC secured loan was $1,318,054. Debt amortization costs decreased from $54,284 in the third quarter of fiscal 1997 by $16,424 to $37,860 in the third quarter of fiscal 1998.

Nine Months Ended December 31, 1997 versus Nine months Ended December 31, 1996.

OVERVIEW. The Company's total revenues for the first three quarters of fiscal 1998 decreased by 6.4% to $4.80 million as compared to $5.14 million for the first three quarters of fiscal 1997. Sales decreased from $3.28 million in the first three quarters of fiscal 1997 to $2.90 million in the first three quarters of fiscal 1998. Royalty income increased from $1.85 million in the first three quarters of fiscal 1997 to $1.90 million in the first three quarters of fiscal 1998. Royalty income represents royalty fees from Sulzer Intermedics, Inc. pursuant to a License Agreement between the Company and Sulzer Intermedics; royalty receipts under this agreement terminate on January 22, 1998. Total operating costs in the first three quarters of fiscal 1998 were $553,247 lower than those incurred during the first three quarters of fiscal 1997, resulting in an operating loss of $183,456 in the first three quarters of fiscal 1998 compared to an operating loss of $406,362 in the first three quarters of fiscal 1997.

SALES. Total sales during the first three quarters of fiscal 1998 decreased from $3,280,579 in the first three quarters of fiscal 1997 by $375,691 or 11.5% to $2,904,888. A decline in sales of electrode leads in the OEM domestic market was partially offset by the commencement of sales of defibrillator leads. Sales through independent representatives during the first three quarters of fiscal 1998 in the domestic market declined compared to such sales during the first three quarters of fiscal 1997, but this domestic decline was more than offset by the increased volume and improved prices in respect of sales through international distributors.

Sales by geographic area for the first nine months of fiscal 1998 and 1997 are as follows:

        ----------------------------------------------------------------------
                  Geographic Area                      1998             1997
        ----------------------------------------------------------------------
        United States......................        $2,314,018       $2,784,326
        Europe.............................           590,870          496,253
                                                   ---------------------------
                                                   $2,904,888       $3,280,579
        ----------------------------------------------------------------------

ROYALTY INCOME.   Royalty income represents royalty fees from Sulzer Intermedics
Inc. pursuant to a license agreement between the Company and Intermedics whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. The future potential royalties to be recorded over the remaining life of the Agreement, under which royalty receipts will terminate on January 22, 1998, are estimated at $160,000.

COST OF PRODUCTS SOLD. The cost of products sold during the first three quarters of fiscal 1998 was $1,742,956 compared to $1,872,269 in the first three quarters of fiscal 1997, representing a decrease of 6.9% as compared to a decrease of 11.5% in sales, which reduced the rate of gross margin from 42.9% in the first three quarters of fiscal 1997 to 40% in the first three quarters of fiscal 1998. This reduction was largely due to reduced selling prices for pacer components during the first three quarters of fiscal 1998 in the European market compared to the component prices obtained during the first three quarters of fiscal 1997 in that market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses were $1,939,038 in the first three quarters of fiscal 1998, representing a decrease of $362,567 or 16% from $2,301,605 incurred in the first three quarters of fiscal 1997. Selling expenses decreased from $1,242,995 in the first three quarters of fiscal 1997 by $411,615 or 36% to $831,380 in the first three quarters of fiscal 1998 due to reductions in royalty and sales commission expenses; general and administrative expenses increased from $1,058,610 in the first three quarters of fiscal 1997 by $49,048 or 4.6% to $1,107,658 in the first three quarters of fiscal 1998.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. Engineering, research and development costs were $1,306,475 in the first three quarters of fiscal 1998 compared to $1,367,842 during the first three quarters of fiscal 1997 due to continuing development activities in advanced single lead pacing technologies.

OTHER INCOME AND EXPENSES. Interest income was $8,969 during the first three quarters of fiscal 1998, compared to $17,269 during the first three quarters of fiscal 1997. Total interest expense in the first three quarters of fiscal 1997 decreased from $380,823, which included $71,597 paid to Sulzer Intermedics, Inc. in respect of the outstanding proceeds of a promissory note which was fully repaid in the fourth quarter of fiscal 1997, to $339,857 in the first three quarters of fiscal 1998. Interest paid to Sirrom Capital Corporation in respect of a secured loan of $1,500,000 granted on March 31, 1995 was $152,569 in both the first three quarters of fiscal 1998 and the first three quarters of fiscal 1997. Interest in the sum of $72,167 was paid in the first three quarters of fiscal 1998 to Coast Business Credit ("CBC") in respect of a secured loan agreement dated June 13, 1997. The balance of principal outstanding on December 31, 1997 pursuant to the CBC secured loan was $1,318,054. Debt amortization costs decreased from $161,129 in the first three quarters of fiscal 1997 by $60,995 to $100,134 in the first three quarters of fiscal 1998.

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

Until recently, the Company was the only manufacturer commercially marketing single-lead atrial-controlled ventricular pacemakers. However, Intermedics Inc., a competitor of the Company, received FDA clearance to commercially market a single-lead atrial-controlled ventricular pacemaker that it developed utilizing the Company's technology pursuant to license and supply agreements with the Company. Intermedics commenced marketing its new pacemakers in March 1995. Medtronic, Inc. has also commenced marketing a new single-lead atrial-controlled pacemaker in the United States.

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

The Company's ability to successfully compete with other pacemaker manufacturers will depend on the Company's ability to supply a competitively featured product, to recruit and increase a quality sales force, and to continue to develop and release new advanced products. The Company historically has been restricted in its marketing capabilities due to financial constraints impeding its ability to supply products and recruit and train a sales force. As discussed above, the manufacture and sale of leads to Intermedics produces income for the Company. The Company sells electrode leads to Intermedics for its new systems under an Amended and Restated Supply Contract that terminates on August 1, 1998. The Company also receives royalties from Intermedics sales of its products incorporating the licensed technology under an Amended and Restated License Agreement, however, these royalties terminate on January 22, 1998. The Company anticipates continuing to supply components to Intermedics under the supply agreement for the forseeable future. An increase in demand for components by Intermedics will put further demands on the Company to supply the products; however, with the anticipated cash flow from such orders that would be generated under the supply agreements, plus anticipated positive cash flow from sales of other products by the Company, management believes that the Company will be in a position to accommodate an increase in orders.

It is anticipated that Intermedics will eventually develop its own manufacturing capability for electrode leads necessary for its new pacemakers. However, any such development will take time. Although the Company does not know how long it will take Intermedics to develop its own manufacturing capability, added to any such development period would be the time necessary to obtain FDA clearance of its manufacturing process. Thus, although the Company cannot guarantee that it will continue to supply Intermedics with products, the Company anticipates continuing to provide Intermedics with components for the forseeable future. However, in the event Intermedics receives FDA approval in a shorter time-frame than anticipated, or other events occur which causes a decrease in Intermedics' orders, the Company's business and operating results would be adversely affected.

The Company has executed agreements with a leading manufacturer of defibrillation equipment for the design and supply of defibrillator leads. Delivery of product under these agreements has commenced, and the Company expects to continue delivery for the next several years.

SOURCES OF SUPPLY. E.I. DuPont de Nemours & Company has discontinued supplying materials to medical device manufacturers for use in implantable medical devices. This action by the material supplier impacts the Company through lead insulation material currently in use. A replacement for the DuPont supplied material has been identified which meets the manufacturing requirements. Application for approval of the replacement material has been presented to FDA and is presently being reviewed. FDA approval of the replacement material is anticipated to be forthcoming based on the satisfactory outcome of testing in progress. The Company believes, however, that it has a sufficient quantity of the DuPont material to meet the company's demands for several years.

Suppliers of custom Application Specific Integrated Circuits (ASIC's) have advised that the technology used to produce these integrated circuits will no longer be supported. As such, the Company placed one last bulk order to ensure the availability of sufficient integrated circuits to satisfy projected demands for product.

PROBABLE MERGER.   On October 27, 1997, the Company entered into a letter of
intent with Electro-Catheter Corporation ("Elecath"), a New Jersey corporation, to effect a merger of a wholly-owned subsidiary of the Company ("Sub"), into and with Elecath (the "Merger") as a result of which Elecath will become a wholly-owned subsidiary of the Company.

The structure of the transaction contemplates that upon effectiveness of the Merger, holders of Elecath's common stock, $.10 par value per share ("Elecath Common Stock"), will receive two-thirds of a share of common stock of the Company, $.10 par value per share ("Cardiac Common Stock"), for each share of Elecath Common Stock held. No fractional shares will be issued in the Merger. The stockholders of the Company will continue to hold their shares of Cardiac Common Stock without change in number, designation, terms or rights.

Consummation of the Merger and transactions contemplated thereby are subject to the satisfaction of certain conditions, including, among other things, (I) the execution of a definitive agreement reflecting the intentions of the parties (the "Merger Agreement"); (ii) The approval and adoption of the Merger Agreement and the Merger by the stockholders of Elecath; and (iii) the registration under the Securities Act of 1933, as amended, and all applicable state securities laws, of the shares of Cardiac Common Stock to be issued pursuant to the Merger. Any of the conditions to the obligations of the Company, Sub or Elecath to consummate the Merger (other than the required stockholder approval) may be waived or modified by the party that is, or whose stockholders are, entitled to the benefits thereof.

Elecath is based in Rahway, New Jersey and is engaged in the business of the design, development, manufacture, marketing and sale of catheters and related devices utilized in connection with illnesses of the heart and circulatory system.

The Company believes the Merger may allow certain efficiencies to improve operating performance and that the broader product line may provide for a more effective marketing and distribution process. There can be no assurance, however, that consummation of the Merger will yield positive operating results in the future.

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


ITEM 2.  CHANGES IN COMPANY'S SECURITIES

On August 29, 1997, the Company issued shares in payment of a portion of outstanding Directors' fees to those outside Directors named below, which fees were payable in part on March 31, 1996 and in part on March 31, 1997.

                                               --------------------------------------------
                                                  Outstanding       Shares of Common Stock
                                                Directors' Fees      issued @ $1.4375 in
                                               payable in Shares    payment of outstanding
                                                of Common Stock        Directors' Fees/1/
-------------------------------------------------------------------------------------------
   William H. Burns, Jr.                            $7,000                 4,870
   Larry Haimovitch                                 $7,000                 4,870
   Augusto Ocana                                    $6,000                 4,174
   Robert Rylee                                     $7,000                 4,870
   Tracey Young                                     $7,000                 4,870
-------------------------------------------------------------------------------------------

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


ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

     None


ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on November 12, 1997, for the purposes of : (1) electing the Company's Board of Directors and (2) ratifying the appointment of BDO Seidman LLP as the Company's independent auditors for the year ended March 31, 1998. Proxies were solicited by the Company under Regulation 14A of the Securities and Exchange Commission's proxy rules, and there was no solicitation in opposition to management's nominees for directors listed in the Proxy Statement. A summary of the votes cast for and against each of the matters set forth in the Proxy Statement is set forth below:

----------------------------------------------------------------------------------------------
                                                                 Votes For      Votes Against
                                                             ---------------------------------
Election of Directors:
  William H. Burns...........................................       1,524,625           10,352
  Bart C. Gutekunst..........................................       1,524,625           10,352
  Larry Haimovitch...........................................       1,524,625           10,352
  Augusto Ocana..............................................       1,453,196           81,781
  Alan J. Rabin..............................................       1,524,625           10,352
  Robert T. Rylee............................................       1,524,625           10,352
  Tracey E. Young............................................       1,524,131           10,846
  Ratification of Independent Accountants....................       1,525,915            2,986
----------------------------------------------------------------------------------------------


ITEM 5.  OTHER INFORMATION
     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
6(a).  EXHIBITS

Exhibits filed in Part II of this Report are as follows:

-----------------------------------------------------------------------------------------------------
Exhibit                                         Sequential Page Number or
Number          Description                     Incorporation by Reference to
-----------------------------------------------------------------------------------------------------

3.0             Certificate of Incorporation    Exhibit 3.0 to Amendment No. 1 to Form S-1
                of the Company, as amended      Registration Statement filed on February 1, 1988,
                                                Registration No. 33-16490 and Form 10-K for the year
                                                ended March 31, 1990, File No. 0-14653

3.1             Amendment to Certificate of     Exhibit 3.1 to Form S-1 Registration Statement filed
                Incorporation                   on March 2, 1995, Registration No. 33-89938

3.2             By-Laws of the Company          Exhibit 3.1 to Form S-18 Registration Statement
                                                filed on October 16, 1985, Registration No. 33-9208

3.3             Amendment to Bylaws             Exhibit 3.3 to Form S-1 Registration Statement filed
                                                on March 2, 1995, Registration No. 33-89938

4.0             Form of Common Stock            Exhibit 4.0 to Form S-1 Registration Statement filed
                Certificate                     on March 2, 1995, Registration No. 33-89938

4.1             Form of Sales Representative    Exhibit 4.13 to Form 10-Q for the Quarter Ended
                Stock Option Agreement          September 30, 1988, File No. 0-14653

-----------------------------------------------------------------------------------------------------
Exhibit                                         Sequential Page Number or
Number          Description                     Incorporation by Reference to
-----------------------------------------------------------------------------------------------------

 4.2            Cardiac Control Systems, Inc.   Exhibit 4.15 to Form 8-K Current Report dated
                5% Convertible Debenture due    October 11, 1994, File No. 0-14653
                October 31, 1999

 4.3            Combined 1987-1992              Exhibit 4.8 to Amendment No. 1 to Form S-1
                Non-Qualified Stock Option      Registration Statement filed on April 17, 1995,
                Plan                            Registration No. 33-89938

 4.4            Stock Purchase Warrant dated    Exhibit 4.1 to Form 8-K Current Report, dated
                March 31, 1995 in favor of      March 31, 1995, File No. 0-14653
                Sirrom Capital Corporation

 4.5            Stock Purchase Warrant, dated   Exhibit 4.2 to Form 8-K Current Report, dated
                March 31, 1995 in favor of      March 31, 1995, File No. 0-14653
                Dow Corning Enterprises, Inc.

 4.6            Stock Puchase Warrant, dated    Exhibit 4.6 to Form 10-KSB for the year ended
                October 15, 1995 in favor of    March 31, 1996, File No. 0-14653
                Sirrom Capital Corporation

 4.7            Stock Purchase Warrant, dated   Exhibit 4.7 to Form 10-KSB for the year ended
                March 29, 1996 in favor of      March 31, 1996, File No. 0-14653
                Grupo Taper, S.A.Exhibit

10.0            License Agreement between       Exhibit 10.1 to Form 10-Q for the Quarter Ended
                Hughes/Bertolet and the         September 30, 1986, File No. 0-14653
                Company

10.1            Settlement Agreement and        Exhibit 10.2 to Form 10-K for the Year Ended
                Release between Applied         March 31, 1990, File No. 0-14653
                Cardiac Electro-physiology
                and the Company

10.2            Amended and Restated License    Exhibit 10.19 to Form 8-K Current Report, dated
                Agreement between Intermedics   April 2, 1993, File No. 0-14653
                Inc. and the Company, dated
                April 2, 1993

10.3            Amended and Restated Supply     Exhibit 10.20 to From 8-K Current Report, dated
                Contract between Intermedics    April  2, 1992, File No. 0-14653
                Inc. and the Company, dated
                April 2, 1993

10.4            Employment Agreement between    Exhibit 10.24 to Form 8-K Current Report, dated
                Bart C. Gutekunst and the       October 11, 1994, File No. 0-14653
                Company, dated October 13,
                1994

10.5            Employment Agreement between    Exhibit 10.25 to Form 8-K Current Report, dated
                Alan J. Rabin and the           October 11, 1994, File No. 0-14653
                Company, dated October 13,
                1994

-----------------------------------------------------------------------------------------------------
Exhibit                                         Sequential Page Number or
Number          Description                     Incorporation by Reference to
-----------------------------------------------------------------------------------------------------

10.6            Agreement between LEM           Exhibit 10.13 to Form 10-Q for the Quarter Ended
                Biomedica, s.r.l. and the       December 31, 1994, File 0-14653
                Company, dated October 1, 1994

10.7            Agreement between the Company   Exhibit 10.12 to Form S-1 Registration Statement
                and Alan J. Rabin and Bart C.   filed on March 2, 1995, Registration No. 33-89938
                Gutekunst, dated July 1, 1994

10.8            Form of Indemnification         Exhibit 10.13 to Form S-1 Registration Statement
                Agreement between the Company   filed on March 2, 1995, Registration No. 33-89938
                and each Director, executed
                December 1994

10.9            Employment Agreement between    Exhibit 10.14 to Form S-1 Registration Statement
                Robert R. Brownlee and the      filed on March 2, 1995, Registration No. 33-89938
                Company dated as of
                October 1, 1994

10.10           Loan and Security Agreement     Exhibit 10.1 to Form 8-K Current Report, dated
                between the Company and         March 31, 1995, File No. 0-14653
                Sirrom Capital Corporation,
                dated March 31, 1995

10.11           $1,500,000 Secured Promissory   Exhibit 10.2 to Form 8-K Current Report, dated
                Note in favor of Sirrom         March 31, 1995, File No. 0-14653
                Capital Corporation, dated
                March 31, 1995

10.12           Mortgage, Assignment of Rents   Exhibit 10.3 to Form 8-K Current Report, dated
                and Leases, and Security        March 31, 1995, File No. 0-14653
                Agreement in favor of Sirrom
                Capital Corporation, dated
                March 31, 1995

10.13           Second Mortgage and Security    Exhibit 10.4 to Form 8-K Current Report, dated
                Agreement in favor of Bart      March 31, 1995, File No. 0-14653
                Gutekunst, as trustee, dated
                March 31, 1995

10.14           Subordination Agreement         Exhibit 10.5 to Form 8-K Current Report, dated
                between the Company Sirrom      March 31, 1995, File No. 0-14653
                Capital Corporation, and the
                Debentureholders, dated
                March 31, 1995

10.15           Promissory Note and Security    Exhibit 10.16 to Form 10-QSB for the Quarter ended
                Agreement between Intermedics   September 30, 1995, File No. 0-14653
                Inc., and the Company dated
                October 20, 1995

-----------------------------------------------------------------------------------------------------
Exhibit                                         Sequential Page Number or
Number          Description                     Incorporation by Reference to
-----------------------------------------------------------------------------------------------------

10.16           Amendment 2 to Supply           Exhibit 10.17 to Form 10-QSB for the Quarter ended
                Contract between Intermedics    September 30, 1995, File No. 0-14653
                Inc., and the Company, dated
                October 20, 1995

10.17           Amendment 2 to License          Exhibit 10.18 to Form 10-QSB for the Quarter ended
                Agreement between Intermedics   September 30, 1995, File No. 0-14653
                Inc., and the Company, dated
                October 20, 1995

10.18           Distribution Agreement          Exhibit 10.19 to Form 10-QSB for the Quarter ended
                between Grupo Taper S.A. and    December 31, 1995, File No. 0-14653
                the Company, dated
                December 20, 1995

10.19           Distribution Agreement          Exhibit 10. to Form 10-QSB for the Quarter ended
                between LEM Biomedica s.r.l.    September 30, 1996, File No. 0-14653
                and the Company, dated
                October 1, 1996

10.20           Security Agreement and          Exhibit 10.20 to Form 10-QSB for the Quarter ended
                Secured Promissory Note         September 30, 1996, File No. 0-14653
                between Bart C. Gutekunst and
                the Company dated October 28,
                1996.

10.21           Security Agreement and          Exhibit 4.1 to Form 10-KSB for the year ended
                Secured Promissory Note         March 31, 1997, File No. 0-14653
                between Bart C. Gutekunst and
                the Company, dated March 24,
                1997.

10.22           Security Agreement and          Exhibit 10.23 to Form 10-QSB for the quarter ended
                Secured Promissory Note         June 30, 1997.
                between Alan J. Rabin and the
                Company, dated April 15, 1997.

10.23           Security Agreement and          Exhibit 10.24 to Form 10-QSB for the quarter ended
                Secured Promissory Note         June 30, 1997.
                between Bart C. Gutekunst and
                the Company, dated April 21,
                1997.

10.24           Loan and Security Agreement     Exhibit 10.1 to Form 8-K Current Report dated
                Coast Business Credit and the   June 13, 1997, File No. 0-14653
                Company, dated June 13, 1997

10.25           $300,000 Secured Promissory     Exhibit 10.2 to Form 8-K Current Report dated
                Note of the Company to Coast    June 13, 1997, File No. 0-14653
                Business Credit, dated
                June 13, 1997

-----------------------------------------------------------------------------------------------------
Exhibit                                         Sequential Page Number or
Number          Description                     Incorporation by Reference to
-----------------------------------------------------------------------------------------------------

10.26           $500,000 CAPEX Promissory       Exhibit 10.3 to Form 8-K Current Report dated
                Note of the Company to Coast    June 13, 1997, File No. 0-14653
                Business Credit, dated
                June 13, 1997

10.27           Intercreditor and               Exhibit 10.4 to Form 8-K Current Report dated
                Subordination Agreement         June 13, 1997, File No. 0-14653
                between Coast Business Credit
                and Sirrom Capital Corporation

10.28           Mortgage and Security           Exhibit 10.5 to Form 8-K Current Report dated
                Agreement between the Company   June 13, 1997, File No. 0-14653
                and Coast Business Credit

10.29           Security Agreement              Exhibit 10.6 to Form 8-K Current Report dated
                (Intellectual Property)         June 13, 1997, File No. 0-14653
                between the Company and Coast
                Business Credit

10.30           Grant of Security Interest -    Exhibit 10.7 to Form 8-K Current Report dated
                Patents in favor of Coast       June 13, 1997, File No. 0-14653
                Business Credit

27              Financial Data Schedule         Included herewith
-----------------------------------------------------------------------------------------------------

Copies of the above described exhibits will be furnished to the stockholders upon written request, addressed to President and Chief Executive Officer, Cardiac Control Systems, Inc., 3 Commerce Boulevard, Palm Coast, Florida 32164.

6(B).  REPORTS ON FORM 8-K

    The Company filed Form 8-K dated October 27, 1997 to report that the Company and Electro Catheter Corporation, Inc. had signed a letter of intent to merge the two companies into one company targeted towards the development and marketing of advanced specialty electrophysiology products.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIAC CONTROL SYSTEMS, INC.
(Registrant)



Date: February 9, 1998              By: /s/ Alan J. Rabin
      ----------------                  ---------------------------------------
                                        Alan J. Rabin
                                        President and Chief Executive Officer


Date: February 9, 1998              By: /s/ W. Alan Walton
      ----------------                  ---------------------------------------
                                        W. Alan Walton
                                        Executive Vice President and Chief
                                        Operating Officer

                       THIS PAGE INTENTIONALLY LEFT BLANK