Form 10KSB
period 1998-03-31
CARDIAC CONTROL SYSTEMS INC
filed 1998-06-29
CIK 706507

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB

                         ____________________________

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1998        COMMISSION FILE NUMBER  0-14653

                         CARDIAC CONTROL SYSTEMS, INC.
            (Exact Name of Registrant as specified in its charter)
                         ____________________________

         DELAWARE                                       74-2119162
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

3 COMMERCE BOULEVARD, PALM COAST, FLORIDA       32164           (904) 445-5450
 (Address of Principal Executive Offices)     (Zip Code)      (Telephone Number)

                         _____________________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $.10 par value

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X
                                                                       -----
NO_____

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  The issuer's revenues for its fiscal year ended March 31, 1998 were $5,886,309.

  The aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant on May 29, 1998 was $405,233 (based on the average of the closing bid and ask prices of the Registrant's common stock on May 29, 1998 of $0.38 and $0.43 respectively).

  As of May 29, 1998, 2,648,739 shares of the Registrant's common stock were issued and outstanding.

  Transmittal Small Disclosure format.      YES ___  NO  X
                                                        ---

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None
--------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

  GENERAL. Cardiac Control Systems, Inc. (the"Company") was incorporated as Supramedics, Inc. on June 20, 1980 under the laws of the State of Delaware and on August 28, 1980 changed its name to Cardiac Control Systems, Inc. to more accurately reflect the business of the Company. The Company is engaged in the design, development, manufacture, marketing, and sale of implantable cardiac pacing systems. These systems consist of single-chamber, dual-chamber and single-lead, atrial-controlled ventricular cardiac pacemakers together with connecting electrode leads and equipment for the external programming and monitoring of the pacemakers. The Company has received clearance from the Food and Drug Administration of the United States Department of Health and Human Service ("FDA") to distribute commercially a line of single-chamber and dual-chamber pacemaker systems and a single-lead atrial-controlled ventricular cardiac pacing system. The equipment used for the external programming and monitoring of the Company's pacemaker products is usually loaned without charge to physicians and other purchasers of the Company's products. The Company's products are "medical devices" as defined by the FDA and thus are subject to Federal regulations enforced by the FDA, including restrictions on the commercial introduction of products and clinical testing requirements.

  The Company's Common Stock, $.10 par value per share ("Company Common Stock"), which historically was listed on the National Association of Securities Dealers Automation Quotation Systems ("NASDAQ") SmallCap(SM) Market, was delisted effective August 30, 1991 as a result of non-compliance with the NASDAQ SmallCap(SM) Market's capital and surplus requirement then in effect of $375,000. However, shares of the Company's Common Stock are currently traded over-the-counter under the symbol "CDCS" and are quoted on the OTC Bulletin Board(TM). This service allows market makers to enter quotes and trade securities that do not need the NASDAQ SmallCap(SM) Market qualification requirements.

  The Company has had a prior history of net losses and had experienced cash flow deficiencies and had been unable to pay many of its obligations as they became due. The Company is continuing its efforts to increase its sales volume and attain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There are many events and factors in connection with the development, manufacture and sale of the Company's products over which the Company has little or no control, including, without limitation, production delays, marketing difficulties, lack of market acceptance, and superior competitive products based on future technological innovation. There can be no assurance that future operations will be profitable or will satisfy future cash-flow requirements. See "Item 6. Management's Discussion and Analysis of Financial Position and Result of Operations."

  PRODUCTS. The Company currently manufactures and commercially distributes a line of single- and dual-chamber implantable pacemakers and a single-lead, dual-chamber atrial-controlled ventricular ("VDD") pacing system, as well as electrode leads and programming equipment developed by the Company. Pacemaker systems are prescribed by physicians for patients who suffer arrhythmias or impairments of the natural electrical conduction system of the heart that render the heart incapable of pumping blood throughout the body at a rate and rhythm suitable for the body's needs. The pacemaker system treats the condition by electrically stimulating the heart to restore proper rhythmic contractions of the heart muscle.

  The Company's pacemakers and electrode leads encompass 8 pacemaker models (under the trade names MAESTRO(R) II or MAESTRO(R) II SAVVI) and 7 electrode lead models (under the trade names PolySafe, Unipass(R) or A-Track). The Company's first single- and dual-chamber pacemaker products were sold under the MAESTRO trade name. This generation of products, however, is no longer manufactured and marketed by the Company. Instead, a second generation of more streamlined single- and dual-chamber models are being sold under the MAESTRO(R)
II trade name.   The Company received FDA market clearance to market its most recent dual-chamber pacemaker, the MAESTRO(R) Series 500 Model 534 dual-chamber, bipolar DDD pacing system in October 1997. The Company received FDA market clearance for a new design of a temporary cardiac pacing lead, the INTERIM AV, in December 1997. The INTERIM AV is designed to allow atrial sensing and ventricular pacing through the same lead.

  The Company further developed its VDD pacing system and received FDA clearance in 1993 for two new VDD models which the Company sells under the trade name MAESTRO(R) II SAVVI. These pacing systems were unique in the industry until Sulzer Intermedics Inc. ("Intermedics"), a competitor of the Company at that time, received FDA approval of its single-pass, atrial-controlled ventricular pacing system. Intermedics commenced marketing its new product in March 1995. One additional competitor (Medtronic, Inc.) has also recently entered the United States market with a competitive single-lead product.

  In addition, the Company markets certain electrode leads and pacing accessories manufactured by other medical companies. Further, a significant portion of the Company's business is the sale of implantable leads for implantable pacemakers and defibrillators on an original equipment manufacturing ("OEM") basis to implantable cardiac device manufacturers and hybrid circuit components to an Italian manufacturer and to an Indian manufacturer. See "Sales, Marketing and Distribution Methods."

  The Company's products are classified as "medical devices" within the meaning of the Federal Food, Drug and Cosmetics Act, as amended (the "FDA Act") and, as such, are subject to extensive domestic regulation by the FDA and European regulation by the International Organization for Standardization ("ISO"). All of the pacemaker systems marketed in the United States by the Company (including related electrode leads) are in commercial distribution under the FDA's 510(k) Premarket Notification regulations or Premarket Approval ("PMA") regulations. European regulations now include the ISO 9000 series of standards developed by the ISO as adopted by the member Nations of the European Economic Community ("EEC"). The Company is certified to ISO 9002 by the Notified Body, TUV Product Services, of Munich, Germany and is developing design control processes in preparation for a compliance audit to ISO 9001. See "Government Regulation."

  The Company's MAESTRO(R) II anti-bradycardia cardiac pacemakers are electronically based with an integrated circuit design, and include multi-programmable single-chamber, dual-chamber and atrial-controlled ventricular pacemakers. They are non-invasively programmable to multiple operating modes and functions for prescriptive flexibility, provide a wide range of sensitivity values and incorporate programmable high- and low-frequency bandpass filters. This extensive programmability permits the physician the flexibility required to provide truly prescriptive, individualized pacing therapy for a wide range of patients.

  The Company's pacemakers are generally sold together with electrode leads, most of which are manufactured by the Company. The Company's PolySafe electrode leads include various models of its specialized single-pass A-Track leads. The A-Track leads, developed and patented by the Company, are triaxial pacing leads in which the inner coil connects to a ventricular tip electrode for pacing and sensing in the ventricle, and the two other coils connect to two diagonal atrial bipolar ("DAB") electrodes positioned so as to provide sensing data from the atrium. The DAB electrodes transmit sensed atrial signals to the pacemaker, which then stimulates the ventricle at an appropriate rate, providing atrial-synchronous ventricular pacing, mimicking the normal action of the heart. The MAESTRO(R) II SAVVI system incorporating the A-Track lead represents an important advance in technology, combining atrial-controlled ventricular pacing with the convenience and reliability of a single-lead implant procedure. This system is appropriate for the many patients with conduction disorders and a physiologically responsive sino-atrial node.

  The Company's electrode leads are insulated with Surethane, and are manufactured using a patented coating process, rights to which are held exclusively by the Company (see "Certain Patents, Trademarks and Licenses"). The Surethane is applied in solution to the pacing coil using a non-thermosetting coating process that results in non-stratified bonding of each layer of the Surethane upon curing and a "unitized" construction of coil and insulation. This process results in extremely slender and durable leads.

  Both of the Company's portable programmer models enable bi-directional communication between the clinician and the implanted pacemaker. Programming and telemetry messages are transmitted to the pacemaker via a lightweight wand. Prior to transmitting a new program to the pacemaker, the programmer automatically provides validation of the selected mode/parameter value combination as a safety step. One model incorporates an integral printer, and the other provides for connection of a printer, for generating hard copy records. Both provide for connection of a strip chart recorder, for generating hard copy records of pacemaker performance. A programmer carrying the CE Mark label, as required in Europe, has been developed and commercialized. In addition, the Company is nearing completion on a new computer-based programming system.

  SALES, MARKETING AND DISTRIBUTION METHODS.   The primary markets for the
Company's products are hospitals, other medical institutions, and physicians both in the United States and abroad. The Company currently markets its products primarily through independent sales representatives in the United States and independent distributors in the international markets. Also, the Company sells selected components and products on an OEM basis to various U.S. and non-U.S. companies. Independent representatives are paid by commission; independent distributors generally purchase the Company's products at discounted prices. The Company advertises in scientific publications and also uses trade shows and convention demonstrations, direct mail advertising, telephone solicitations and direct sales to selected customers as part of its marketing efforts.

  Pricing of the Company's products is generally similar to that for competing products. The Company focuses its marketing attention on the technological advantages of its pacemakers rather than on price considerations. The Company bases its appeal to physicians on the Company's belief in the relative simplicity with which its reliable and therapeutically effective pacemaker systems can be implanted, programmed and monitored. The Company focuses its marketing attention on the issue of price sensitivity only when necessary. For example, under Medicare legislation, the amount of reimbursement that a hospital and a physician receive from Medicare for a pacemaker implant does not vary with the cost of the implanted pacemaker, and the Company must consider this in its pricing decisions. See "Government Regulation."

  The Company maintains inventories of pacing systems at many hospitals to facilitate the immediate availability of these products when required. In addition, the Company's independent sales representatives hold a supply of pacemaker systems on consignment. A portion of the Company's sales in the United States are filled by withdrawing products from consigned inventories, whereupon the hospital is billed for the product.

  Independent sales representatives, organizations and distributors selling the Company's products are free to sell products not produced by the Company that do not compete with the Company's products. As of March 31, 1998, 12 independent sales representatives (or organizations) are actively selling the Company's products in the United States. The Company has executed long-term contracts with most of its sales representatives in the United States. Generally, the contractual agreements executed between the Company and its independent sales representatives provide each representative the exclusive right to sell the Company's products in a specified area of the United States for a three- or five-year period, are renewable for a second three- or five-year period, and provide the Company with certain termination rights.

  The Company's operations, sales and ability to attain a profitable level of operations are dependent upon expansion of its OEM business and maintaining the contractual relationships with its principal sales representatives and upon on-going expansion of their business volume. Termination of any of these contractual agreements between the Company and its key independent sales representatives could have a material adverse effect on the Company's sales volume and operations. Furthermore, the Company's ability to achieve a profitable level of operations would be adversely affected if the Company's sales representatives were unable to expand the volume of their business.

  On December 20, 1995, the Company signed a distribution agreement with Grupo Taper, S.A. of Madrid, Spain under which, subject to certain pre-existing distribution agreements, Grupo Taper became the sole agent for the purchase, import and distribution and sales of the Company's product in Europe and certain specified non-European countries. The agreement is for an initial period of ten
(10) years and will automatically renew for a five (5) year period unless terminated by either party upon six month's prior notice.

  In August 1996, the Company opened a Japanese sales office and received Japanese approvals and a license to import and sell the Company's single-lead VDD product. A major Japanese distributor, The Herz Co., has begun distributing the product throughout Japan. The Company expects that these efforts will enable the Company to expand sales in the Japanese market, where the average unit price is significantly higher than in the rest of the world.

  During the year ended March 31, 1998, two of the Company's independent sales representatives each accounted for in excess of 10% of the Company's sales, accounting for $897,492 (23%) of the total. With the exception of Intermedics and a manufacturer of implantable cardiac difibrillators, as disclosed below, during the year ended March 31, 1998, no single domestic or international customer accounted for in excess of 10% of the Company's sales. Accordingly, the Company believes that the loss of any single customer in the United States, excluding its OEM customers, would not have a material adverse effect on its business. However, the Company's ability to maintain a profitable level of operations is dependent upon its ability to increase its sales volume. Therefore, the loss of any important customer in the United States could unfavorably impact the Company's sales volume and its ability to achieve a profitable level of operations.

  On August 1, 1990, the Company executed both a license agreement and a supply agreement with Intermedics. Pursuant to the license agreement, the Company received initial license fees aggregating $1.5 million. The license agreement also provided for the payment of royalties to the Company based upon net sales of Intermedics products incorporating the licensed (single-pass lead) technology. On April 2, 1993, the Company amended and restated both its license agreement and supply agreement with Intermedics. Pursuant to the amended and restated license agreement, the Company received prepayment of royalties in the amount of $850,000. The prepayment was applied against royalties at a rate of 2/1 per pacing system sold, reducing the potential aggregate royalties to be received over the life of the Agreement from $7,031,250 to $6,181,250. Further, pursuant to a subsequent amendment, a $100,000 prepayment of future royalties was received in February 1994, which was applied against the next 1,000 pacing systems sold at a rate of $100 per unit. The entire prepaid royalties of $950,000 were earned by the Company as of March 31, 1997. Intermedic's requirement to pay royalties under the license agreement expired on January 22, 1998, however, Intermedics is entitled to have a license to manufacture and sell the technology until the expiration of its patent in February 2002. The supply agreement, which was to expire on July 31, 1993, was extended until August 1, 1998 and provides for the Company to supply its specialized single-pass leads to Intermedics at specified prices. Sales to Intermedics accounted for 29% of sales for the year ended March 31, 1998.

  On January 1, 1997, the Company executed a supply agreement and a joint development agreement for defibrillation leads with a major implantable defibrillator manufacturer. The supply agreement allows for the OEM sale of defibrillation leads to this manufacturer, while the development agreement contemplates the development and eventual supply of a second proprietary lead. Sales and shipments of the first lead commenced in October 1997, and accounted for 13% of the Company's sales for the year ended March 31, 1998. In addition, a third lead is being developed for this manufacturer and a supply agreement for this product was signed on December 23, 1997, with the first shipment of this product expected to occur in the second quarter of fiscal 1999. The Company expects total volume for this customer to grow in fiscal 1999. Pursuant to the terms of the joint development agreement, during fiscal 1997, the Company received $200,000 from the manufacturer, $60,000 of which was recorded as equity financing for the purchase of 40,000 shares of the Company's Common Stock, and $140,000 was recorded as other income for the purchase of the defibrillation leads technology.

  Historically, the Company encountered many difficulties in connection with its efforts to develop a distribution network of independent sales representatives in the United States large enough to attain enough sales to generate profitability. The Company believes that these difficulties are attributable to the Company's lack of a complete product line as well as the competitive environment, and the Company's financial position. With the proposed merger with Electro-Catheter Corporation ("Electro") (see below) and the combined product line, the new products being developed and released to the market and the financing associated with the merger, the Company expects to expand its distribution. Further, the Company estimates its market share of pacing products to be about 0.25% of an estimated worldwide pacing systems market of $2.0 billion. The Company considers the market large enough to accommodate the Company's products.

  PRODUCT WARRANTIES.   The Company's pacemakers and electrode leads are both
covered by a limited warranty. Specific terms and conditions of the warranties vary according to the pacemaker model and electrode lead. Generally, however, the warranty on a pacemaker extends from 5 to 6 years, and the warranty on an electrode lead continues for the patient's lifetime. All warranties provide for replacement with a comparable Company product and for partial reimbursement of medical expenses not covered by third parties.

  CERTAIN PATENTS, TRADEMARKS AND LICENSES. The Company's policy is to obtain patents on its inventions whenever practical and to obtain licenses from others with regard to technology that it deems necessary to its business. Technological advance has been characteristically rapid in the industry in which the Company competes, and the Company believes its business is not materially dependent upon any individual patent or license. However, should certain of the Company's licenses be terminated for any reason, the Company's operations and competitive ability could be adversely affected.

  On June 12, 1984, Mr. Robert R. Brownlee, a former director and former officer of the Company, assigned all rights, title and interest in United States Patent No. 4,585,004, titled "Heart Pacing and Intracardiac Electrogram Monitoring System and Associated Method," to the Company. The patent, issued on April 29, 1986, applies to the specialized A-V Data ventricular leads developed by the Company.

  On November 14, 1985, all rights, title and interest in United States Patent No. 4,726,379, titled "Cardiac Pacer with Switching Circuit for Isolation," were assigned to the Company by two of its employees. The patent, issued on February 23, 1988, applies to bipolar dual-chamber pacing methods.

  On June 28, 1988, Mr. Robert R. Brownlee, assigned all rights, title and interest in United States Patent No. 4,962,767, titled "Pacemaker Catheter," to the Company. The patent, issued on October 16, 1990, applies to the A-Track electrode leads used with the Company's SAVVI VDD pacing system.

  On December 12, 1988, all rights, title and interest in United States Patent No. 4,907,592, titled "Self-Sealing Connector for Electrical Leads for Use in Wet Environments," were assigned to the Company by one of its employees. The patent was issued on March 13, 1990.

  On August 15, 1990, Mr. Robert R. Brownlee, assigned all rights, title and interest in United States Patent No. 5,127,403, titled "Pacemaker Catheter Utilizing Bipolar Electrodes Spaced in Accordance to the Length of a Heart Depolarization Signal," to the Company. The patent, issued on July 7, 1992, applies to the A-Track electrode leads used with the Company's SAVVI VDD pacing system.

  On July 11, 1995, Mr. Robert R. Brownlee assigned all rights, title and interest in United States Patent No. 5,630,835, titled "Method and Apparatus for the Suppression of Far Field Interference Signals for Implantable Device Data Transmission Systems," to the Company. The patent, issued on May 20, 1997, applies to the SAVVI VDD pacing system.

  The Company obtained from Howard C. Hughes and Roy D. Bertolet, the latter an employee of the Company, an exclusive license to an extrusion technique for coating pacemaker leads and other wires with polyurethane, for which a patent was granted on February 5, 1985. The term of the license expires on February 17, 2002. The license provides for payment of royalties for each contract year based on a percentage of net sales of products produced using the licensed technology. On March 29, 1993 the licensor executed a sublicense agreement with the Company, pursuant to which the Company granted a limited sublicense allowing Intermedics to use the extrusion technique to manufacture leads pursuant to the terms of the amended and restated license agreement between the Company and Intermedics.

  On March 5, 1997, an objection to the Company European Patent No. 0350282 relating to single-pass diagonal atrial bipolar pacemaker catheter technology was heard in Munich, Germany. On March 24, 1997, the Company was advised that the objection was rejected by the Patent Court. An appeal has been filed.

  The Company uses various trademarks in association with marketing and sale of its product lines. The MAESTRO(R) trademark, used with the Company's pacemakers and programmers, has been registered with the U.S. Patent and Trademark Office. The Company's trademarks PolySafe, A-Track, A-V Data, TriFix, Trabeculok, SAVVI, DAB, PacePro, INTERIM and Surethane are unregistered trademarks of the Company.

  RESEARCH AND DEVELOPMENT.   The Company expended approximately $975,100 and
$1,087,000 on research and development activities during the years ended March 31, 1998 and 1997, respectfully. Research and development activity previously reported as culminating in FDA submission was rewarded with FDA approval in

October 1997 of the MAESTRO(R) Series 500 Model 534 dual-chamber, bipolar DDD pacing system and in December 1997 of the INTERIM single-lead temporary pacing system.

  Continued development of the Company's single-lead technology included the development of a preshaped single-pass lead for VDD and DDD pacing. These leads are believed to expand capability and use, as well as offer further enhancement of performance relative to the Company's current single-lead products. The Company is currently performing animal and human studies and plans to initiate chronic human clinical studies in fiscal 1998. This lead is believed to offer further enhancement of performance with completion of limited acute and chronic animal studies. In November 1996, a development relationship was formally established with a manufacturer of implantable defibrillators for the application of the Company's unique lead technology to the special challenges of implantable defibrillation leads. This relationship provides for the development and manufacture of an existing lead design and a separate joint development for a combined, single-pass, pace/defibrillation lead.

  The fiscal year ended March 31, 1998 included on-going activity in the area of implementing design controls in compliance with Section 4.4, ISO 9001 Quality Standard and similar requirements of current good manufacturing practices ("CGMP") regulations.

  RAW MATERIALS AND PRODUCTION. Although the Company endeavors to have alternative supply sources for parts and materials used in manufacturing its products, single sources are used for certain critical materials, including medical adhesives, integrated circuits, hybrid microelectronic circuitry, lithium batteries, various other components, and a material used to produce Surethane. The loss of any one of these single sources or significant delivery delays could cause a costly delay in production. Although the Company believes that various design or material alternatives could be used, qualification of these could prove time-consuming and could require notification to and clearance by the FDA.

  SOURCES OF SUPPLY. Two of the Company's principal suppliers of materials used primarily in electrode lead production, Dow Corning Enterprises, Inc. ("Dow") and E.I. DuPont de Nemours & Co. ("DuPont"), indicated that they will no longer supply their materials to the medical device industry for use in implantable devices. In July 1993, the FDA published in the Federal Register a one-time-only requirement for medical device manufacturers to file a special notification of material supplier changes resulting from the decision of Dow to discontinue supplying its materials to medical device manufacturers. The Company filed the "Special Silicone Notification" for its products effected by the Dow decision in September 1993. In this notification, alternate suppliers and materials were identified and supporting technical biological test data were provided for the alternate materials. The FDA acknowledged receiving the Company's notification and indicated that, unless otherwise notified by FDA, the alternate materials identified in the notification may be used in the Company's products in place of the comparable Dow materials. No further FDA approvals of the alternate materials of such suppliers were required.

  With respect to other material changes resulting from decisions by material suppliers to discontinue supplying the medical device industry, e.g. DuPont, the FDA has indicated that such changes shall be handled on a case-by-case basis through the established product approval processes within the FDA. The availability of materials suitable for use in implantable medical devices is an industry-wide problem and is not unique to the Company or to the cardiovascular device segment of the industry. The Polymer Technology Group produces a product that meets manufacturing requirements and has been identified as a tentative replacement for the DuPont supplied material. Biocompatibility studies have been completed. Since the candidate replacement material is comprised of the same chemical composition as the DuPont material, it is expected that it will be comparable with respect to the performance characteristics and biocompatibility of the current material in use. Similarly, FDA approval of this replacement material is anticipated to be forthcoming based upon a satisfactory outcome of the testing in progress. The Company believes, however, that it has a sufficient supply of the DuPont material to meet the Company's anticipated demand for the next several years.

  Suppliers of custom Application Specific Integrated Circuits ("ASICs") have advised the Company that the technology used to produce these ASICs will no longer be supported. As such, the Company placed one last bulk order to ensure the availability of sufficient ASICs to satisfy projected demands for current products. The new pacing system under development will utilize appropriate new ASICs obviating the need for perpetual supply of the currently used ASICs.

  INSURANCE.   The Company maintains what it believes to be an adequate amount of comprehensive general liability insurance in an amount of $2,000,000 and what it believes to be a reasonable amount of products liability coverage in an amount of $1,000,000. No assurance can be given that the products liability coverage will be sufficient to protect the Company's assets against claims by users of its products or that the Company will be able to maintain such coverage (or obtain additional coverage) in the future at reasonable premium rates or at all, in which case its assets will be at risk in the event of successful claims by users of its products. Furthermore, the Company's liability coverage may not cover costs incurred by the Company under its product warranties (see "Product Warranties") or costs incurred by the Company in the event of a product recall.

  The Company has no pending, threatened or actual claims as of this date, nor is the Company aware of any current circumstances that might give rise to such claims. However, the Company could be exposed to possible claims for personal injury or death resulting from the sale or subsequent malfunction of allegedly defective products.

  EMPLOYEES.   As of May 29, 1998, the Company employed 46 persons full-time and
5 persons part time. Of the total employees, 23 were engaged in manufacturing and quality control, 13 in general administration and executive activities, 12 in engineering and research and development, and 3 in sales and marketing. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

  GOVERNMENT REGULATION.

  Federal Regulations.  In the United States, the FDA, among other government
  --------------------
agencies, is charged with regulating the introduction to the marketplace of new medical devices, related manufacturing and laboratory practices, and labeling and record keeping for such devices. The FDA has the authority to ban, detain or seize "adulterated or misbranded" medical devices, and may also order repair, replacement or refund and require notification of health professionals and others with regard to medical devices that present unreasonable risks or substantial harm to the public health. The FDA may also proceed through court action to enjoin and restrain or initiate action for criminal prosecution of certain violations of the FDA Act pertaining to medical devices.

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

  FDA regulations require a company to file a 510(k) Premarket Notification for certain products demonstrating that the products are substantially equivalent to products that were introduced into interstate commerce for commercial distribution before May 28, 1976 (pre-enactment devices) or to products which the FDA has already found to be substantially equivalent to pre-enactment devices. The FDA has also issued regulations for the PMA of medical devices that are not substantially equivalent to pre-enactment devices (such as the Company's dual-chamber and single-lead atrial-controlled ventricular devices). These must be cleared for commercial distribution through a PMA submission or a PMA supplement. The regulations will eventually require a PMA submission for all products (such as the Company's single-chamber devices) previously cleared for commercial distribution through premarket notifications. Prior to seeking PMA clearance for a medical device, a company is generally required to complete a clinical evaluation in accordance with Investigational Device Exemption ("IDE") regulations. The time and expense associated with the clinical investigation and premarket clearance requirements of the FDA are substantial.

  Many of the new products developed by the Company in the future most likely will be subject to the IDE and/or PMA regulations of the FDA. Accordingly, the Company will continue to devote significant time to the FDA regulatory process leading to FDA market clearance of new products developed by the Company.

  FDA regulations require the Company to register its manufacturing establishment with the FDA, list all medical devices that are manufactured and distributed by the Company, observe certain production and labeling standards and submit to unscheduled inspections by the FDA. Other FDA regulations relate to repair and replacement of devices, refund of purchase price and notification of risks, record keeping and reporting, and restrictions on the sale, distribution or use of certain devices.

  In recent years the FDA has implemented product tracking and electrode lead post-market surveillance regulations. These regulations require the Company to track and maintain information regarding the location of product not in its direct possession. The post-market surveillance regulations require the Company to collect and analyze clinical data to complete product longevity analysis.
The expense to the Company to meet these regulations has been minimal to date. The potential for a material expense due to these regulations remains a possibility.

  The average pacemaker recipient in the United States is of advanced age. Most pacemaker recipients thus are eligible for Medicare. Therefore, in addition to FDA and similar foreign regulations, the Company may also be affected by changes in the laws and regulations relating to Medicare.

  The Company's products are manufactured by the Company under closely controlled environmental conditions with processes developed by engineering personnel and monitored by quality assurance personnel. These processes are designed to be consistent with CGMP regulations audited by the FDA. FDA conducted an audit of the Company operations in December 1996 citing only minor deficiencies which have since been corrected.

  State Regulation.  In addition to Federal law, the Company is subject to the
  -----------------
Florida Drug and Cosmetic Act. In particular, the Company is required to maintain a permit to operate a medical device manufacturing facility and must register its medical devices with the appropriate Florida authority. All such required permits have been received, and registrations made, by the Company.

  European Regulation.  The EEC nations have adopted universal standards as
  --------------------
developed by the ISO in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EEC which is evidenced by being granted the CE Mark. Standards for active implantable medical products were implemented January 1, 1993, with a transition period ending December 31, 1994. The Company Quality System received certification to the ISO 9002 on November 19, 1996. The CE Mark certification was issued by the Notified Body, TUV Product Services, of Munich, Germany, during the second quarter of fiscal 1996 for the Company's products intended for sale in Europe. The Company was audited in July 1997 by TUV Product Services as part of the annual review of the certified Quality System. As a result of the TUV Product Services audit the Quality System certificate was renewed. The Company is developing design control processes in preparation for a compliance audit to ISO 9001.

  INVENTORY.   The Company is required to carry significant amounts of inventory in order to meet rapid delivery requirements of customers and assure itself a continuous supply of key components and parts from its suppliers. There is also a several month lead time between the time that the Company acquires parts until such time that a product is completed and available for sale. In addition, a portion of the Company's business is consignment in nature where the Company provides customers with the right to return products that are not implanted or sold. Accordingly, inventory management is an important business concern both with respect to the Company's liquidity and due to the potential for rapidly changing business conditions and technological advances within the industry.

  COMPETITION IN THE INDUSTRY.   The Company competes with many other domestic
and foreign companies, many of which have significantly greater financial and other resources than the Company. The industry is currently dominated by Medtronic, Inc., Intermedics, Cardiac Pacemakers, Inc. (a division of Guidant Corporation), and Pacesetter Systems, Inc. (a division of St. Jude Medical, Inc.). Although many of the larger companies have a group of loyal physicians who use their products exclusively, most physicians use more than one pacemaker supplier.

  Technological innovation and sales ability are important with respect to market entry and penetration. The Company believes that the primary competitive factors determining the buying decision in the marketplace today include the ability to reduce procedural cost, increase patient safety and improve product effectiveness. Other factors include product reliability, product capability, technical support provided by the manufacturer, price, and credibility of the manufacturer. Nevertheless, the Company's products are subject to the risk of being rendered obsolete by the introduction of new products or techniques by others.

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

ITEM 2.   PROPERTY OF THE COMPANY

  The Company owns and occupies a 50,000 square foot building on 4.11 acres of land in Palm Coast, Florida. The facility houses the Company's headquarters and its research and development, manufacturing, administrative and marketing divisions. The facility includes a 3,000 square-foot controlled environment area for the manufacture of the Company's medical products, and 18,000 square feet of unimproved space that is not in use. The production capacity of the Company's existing facility is greater than current production levels and should be sufficient to meet the Company's needs for at least the next several years. In the opinion of management, the property is adequately covered by insurance.

  Sirrom Capital Corporation ("Sirrom") holds a first mortgage and assignment of rents and leases on the property as security for a $1.5 million promissory note. However, Sirrom's mortgage is subject to subordination up to a maximum of $500,000 under an Intercreditor and Subordination Agreement entered into with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association ("Coast"). The Sirrom note bears interest at a rate of 13.5% annually, matures on March 31, 2000 and is payable monthly, interest only, with a balloon payment of principal and accrued and unpaid interest due on the maturity date.

  Coast also holds a mortgage on the Property as part of its security for a $3.5 million credit facility (the "Coast Loan"). Coast's security interest in the Property consists of a first priority lien up to $500,000 (plus Coast's costs and expenses of collection and enforcement of such mortgage on the Property) and a second priority lien on the remainder of Cardiac's indebtedness to it. The Coast Loan is subject to a minimum interest rate of 9% per annum and a maximum interest rate of prime rate plus 2.25%. The maturity date for payment of any outstanding principal balance is June 30, 2000, subject to automatic renewal for successive one-year terms, continuing until one party gives advance written notice to the other that such party wishes to terminate the Coast Loan. The Coast Loan is subject to an early termination fee of $70,000 if terminated from June 14, 1998 to June 12, 1999, and $35,000 if terminated on or after June 14, 1999.

ITEM 3.   LEGAL PROCEEDINGS

  On January 4, 1994, Strategica Group, Inc., a Miami-based financial brokering firm ("SGI"), filed suit against the Company in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida (the "Court"), alleging that the Company had breached certain contractual duties and obligations arising under an agreement (the "Agreement"), dated October 16, 1992. The suit seeks a judgment requiring the Company to deliver warrants to purchase shares of the Company's Common Stock representing 15% of the total outstanding shares of the Company, and damages in excess of $15,000. The Company has denied liability and filed a counterclaim alleging that SGI fraudulently induced the Company into the Agreement then breached the Agreement and certain fiduciary duties. Management has vigorously defended the lawsuit and filed counterclaims, and believes the ultimate outcome would not be expected to materially affect the Company's financial position. Management has had settlement discussions with SGI and believes that it has reached an agreement-in-principle regarding settlement with SGI which has not yet been reduced to writing. The settlement, as proposed, contemplates the reciprocal dismissal of all claims asserted by each party and the grants by the Company to SGI of a warrant exercisable within five (5) years for 125,000 shares at an exercise price of $.20 per share.

  In December, 1997, Japan Crescent, Inc. and Shinji Hara filed a civil action against the Company in the Circuit Court of the 9th Judicial Circuit in and for Orange County, Florida. The suit, which seeks damages in excess of $15,000, alleges that the Company is indebted to the plaintiffs for services rendered in connection with the acquisition of import approvals for certain of the Company's products. The Company believes the matter can ultimately be resolved short of trial. The Company further believes the outcome of the litigation is not expected to materially affect its financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  MARKET INFORMATION. The Company's Common Stock, which historically was listed on the NASDAQ SmallCap(SM) Market, was delisted effective August 30, 1991 as a result of non-compliance with the NASDAQ SmallCap(SM) Market's capital and surplus requirement then in effect of $375,000. However, shares of the Company's Common Stock are currently traded over-the-counter under the symbol "CDCS" and are quoted on the OTC Bulletin Board(TM). This service allows market makers to enter quotes and trade securities that do not meet NASDAQ SmallCap(SM) Market qualification requirements.

  The high and low closing bid prices for the Company's Common Stock for each of the quarters during the years ended March 31, 1998 and 1997 as reported in the OTC Bulletin Board:

               -------------------------------------------------------
                                                 High         Low
               -------------------------------------------------------
               YEAR ENDED MARCH 31, 1998

                 Fourth Quarter.................   9/16      1 3/32

                 Third Quarter..................  1 1/8        9/16

                 Second Quarter.................  15/16       15/32

                 First Quarter.................. 1 7/32         3/4

               YEAR ENDED MARCH 31, 1997

                 Fourth Quarter................. 1 7/16      1 3/16

                 Third Quarter..................  1 3/4       1 3/8

                 Second Quarter.................  2 3/4       1 1/2

                 First Quarter..................  3 1/4           2

  These quotations represent prices between dealers in securities; they do not include retail mark-up, mark-down or commission, and may not represent actual transactions.

  HOLDERS. As of May 29, 1998, there were approximately 586 holders of record of the Company's Common Stock.

  DIVIDENDS. The Company has not declared or paid any cash dividends on its common stock and has no present plans to pay cash dividends in the foreseeable future and intends to retain earnings for the future operation and expansion of the business. Any determination to declare or pay dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, any contractual restrictions, considerations imposed by applicable law and other factors deemed relevant by the Board of Directors. Currently there are no contractual restrictions on the Company's ability to pay or declare dividends; however, the Company must give advance notice of such event to Sirrom

Capital Corporation ("Sirrom") under the terms of Sirrom's warrant. (See Note 6 - "Notes and Debt Obligations" of the Notes to Financial Statements.)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity benefited from the Coast Loan whereby Coast agreed to lend the Company an amount not to exceed $3,500,000, subject to limitations relating to the value of receivables and inventories and including a capital expenditure sub-line up to $500,000 and a term loan in the sum of $300,000, of which the latter two are repayable over a forty-eight month period. On June 6, 1997, as consideration for Sirrom subordinating its interests to Coast, the Company issued to Sirrom warrants to purchase 50,000 shares of the Company's Common Stock exercisable commencing immediately and expiring June 6, 2002 at an exercise price of $5.00 per share. Pursuant to its loan agreement with Coast, on June 13, 1997 the Company issued to Coast warrants to purchase 37,500 shares of the Company's Common Stock exercisable commencing immediately and expiring June 30, 2002 at an exercise price of $4.00 per share. As of March 31, 1998, the Company had outstanding indebtedness of approximately $1,013,298 under the loan.

  As of March 31, 1998, the Company had no commitments for the acquisition of capital assets. As of that date, it did have material commitments pursuant to certain inventory procurement contracts of approximately $864,000 of which $165,000 had been prepaid by the Company. The Company does not anticipate any significant capital expenditures during the next twelve months.

  Cash used by operations during fiscal 1998 approximated $49,000. Capital expenditures and repayment of long-term debt additionally utilized approximately $472,000 and $330,000, respectively. Proceeds under the line of credit and long-term borrowings approximated $1,239,000. Deferred financing and Merger costs absorbed $575,000. Overall, negative cash flow for fiscal 1998 was $164,000.

  Cash generated by operations during fiscal 1997 approximated $57,000. Capital expenditures and repayment of debt obligations during fiscal 1997 approximated $545,000 and $875,000 respectively. Net proceeds from the issue of common stock and stock warrants during fiscal 1997 approximated $301,000. Proceeds from notes and debt obligations approximated $163,000. Overall, negative cash flow for fiscal 1997 approximated $982,000.

  As indicated by the independent public accountants in their report and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficit of $21,901,927 as of March 31, 1998. In addition, as discussed below, royalty payments from Intermedics ceased in January 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

  On January 22, 1998, the Company's royalty agreement with Intermedics expired whereupon Intermedics' obligation to make royalty payments to the Company ceased. During the fiscal years ended March 31, 1998 and 1997, the Company recorded $2,063,250 and $2,394,250 in royalty income, respectively, from Intermedics. The expiration of those royalty obligations will have a material effect on the Company's working capital.

  The financing proposed to facilitate the consummation of the Merger is intended to enable the combined companies to meet their obligations for at least the first 24 months post closing of the Merger (see "Probable Merger"). It is anticipated in the business plan that the combined companies will become cash positive from basic operations within 15 months from completion of the Merger.

  Relative to its current operations and the loss of royalty income from Intermedics, the Company has taken the following actions to increase cash availability:

  a.   The Company reduced its staff and operating expenses; and
  b. The Company expanded its revenue base by adding additional OEM customers, providing leads to a new implantable defibrillator customer and to a new manufacturer of otologic implants; and obtained $300,000 in additional cash through the issuance of 8% convertible debentures, and is attempting to issue more 8% convertible debentures for an additional $250,000.

  These steps should be adequate to address liquidity needs until closing of the Merger. If, however, the Merger is not consummated, then additional cash will have to be raised and significant additional staff and operating expense cuts will have to be made to conserve cash. The Company would attempt to acquire another entity or to be acquired itself by another entity. If another merger did not occur, then without an additional infusion of cash, a significant increase in revenue and a substantial reduction in operating expenses, the Company could not survive.

EVENT SUBSEQUENT TO MARCH 31, 1998

  In addition, from April 22 through May 4, 1998, the Company obtained $300,000 in interim financing from selected current investors through issuance of an 8% convertible debenture, convertible at current market price of $0.40 per share. The Company is also attempting to obtain an additional $250,000 on similar terms. Management believes that this additional resource will assist the Company in the achievement of its planned product and market development programs through the fiscal year 1999.

RESULTS OF OPERATIONS

Fiscal Year ended March 31, 1998 compared to Fiscal year ended March 31, 1997.

  OVERVIEW. The Company's total revenues for fiscal 1998 decreased 11% to $5.9 million from $6.6 million for fiscal 1997. Sales decreased from $4.2 million to $3.8 million and royalties decreased from $2.4 million to $2.1 million. Royalty income represented royalties from Intermedics pursuant to a license agreement between the Company and Intermedics; royalty income under this agreement ceased on January 22, 1998. Operating costs for fiscal 1998 decreased 8% to $6.6 million from $7.2 million in fiscal 1997, which, with the decrease in total revenues, resulted in an Operating Loss of $726,399 in fiscal 1998 as compared to an Operating Loss of $575,464 in fiscal 1997. Interest expense in fiscal 1998 increased to $523,949 from $490,508 in fiscal 1997. Other Income decreased to $941 in fiscal 1998 from $167,300 in fiscal 1997. The pretax loss in fiscal 1998 increased to $1,239,710 from $881,240 in fiscal 1997.

  SALES. Total Sales in the year ended March 31, 1998 decreased by $377,988 or 9.0% to $3,823,059 from the level of $4,201,047 achieved in the prior year. Pacemaker unit sales decreased by 1.6% and pacemaker dollar sales decreased by 3.8%, as pacemaker average selling prices declined by 2.2% due to competitive pressures. The average selling prices of pacing electrode leads improved by 6%, but their unit sales declined by 40%, due to reduced demand from an established OEM customer, resulting in a net revenue reduction of $808,421, which was largely offset by initial sales to the value of $503,500 for the Company's newly introduced defibrillation electrode leads to a new OEM customer. Penetration of the Japanese market has, so far, been below expectations, but management believes that the long term potential of the Japanese and Asian markets and the more effective marketing and distribution process intended to result from the Merger warrant continued perseverance in this area.

     Sales by geographic area for fiscal 1998 and 1997 are as follows:

          Geographic Area         1998                   1997
          ---------------         ----                   ----
          United States            $3,047,963             $3,486,511

          International            $  775,096             $  714,536
                              --------------------------------------
                                   $3,823,059             $4,201,047
                              ======================================

     Sales by product line, including product assemblies, for fiscal 1998 and 1997 are as follows:

          Product Line             1998                   1997
          ------------             ----                   ----
          Pacemakers               $1,678,905             $1,744,528
          Hybrid Circuits          $  258,250             $  222,303
          Electrode Leads          $1,866,721             $2,171,641
          Other                    $   19,183             $   62,575
                              --------------------------------------
                                   $3,823,059             $4,201,047
                              ======================================

  ROYALTY INCOME.   Royalty Income represented royalty fees from Intermedics
pursuant to a license agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass, atrial-controlled ventricular pacing system. Royalty receipts under this agreement terminated on January 22, 1998.

  COST OF PRODUCTS SOLD.   Cost of products sold in fiscal 1998 was $2,339,973,
compared to $2,378,743 in fiscal 1997, representing a decrease of 1.6% as compared with a sales decrease of 9%, which reduced the rate of gross margin from 43% to 39%. This reduction was largely due to lower selling prices for pacers and pacer assemblies in the European market due to competitive pressures and increased rates of manufacturing overhead cost arising from reduced production volumes.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,496,817 in fiscal 1998, representing a decrease of 17% from $3,013,724 in fiscal 1996. Selling expenses were $1,052,038 in fiscal 1998 compared to $1,591,807 in fiscal 1997, representing a decrease of 34%, largely due to a decrease of $312,327 in volume dependent sales commission and royalty expenses, employment cost reductions of $141,944 and additional cost controls. General and administrative expenses were $1,444,780 in fiscal 1998 compared to $1,421,917 in fiscal 1997 representing an increase of 1.6% despite increases totalling $74,000 in bank and finance charges, insurance costs and overseas taxes.

  ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. Engineering, research and development expenses were $1,775,918 in fiscal 1998, representing no significant change from $1,778,294 in fiscal 1997 due to the continued development activities in the areas of single pass electrode leads, bipolar dual-chamber operation, light weight pulse generator, rate responsive pacing and the PacePro programmer.

  OTHER INCOME AND EXPENSES. Interest income was $9,697 during fiscal 1998, compared to $17,431 during fiscal 1997. Total interest expense during fiscal 1998 increased to $523,949 from the level of $490,508 incurred during fiscal 1997, due largely to additional interest arising in fiscal 1998 since June 13, 1997 on the loan from Coast Business Credit.

OPERATING TRENDS AND UNCERTAINTIES

  SALES. The ability of the Company to attain a profitable level of operations is dependent upon expansion of sales volume, both domestically and internationally, and continued development of new, advanced products. The Company believes that with the continued release of new products, its world-wide market expansion, and the addition of new OEM corporate customers, it will have the potential to increase sales.

  EEC nations have adopted universal standards as developed by the ISO in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EEC which is evidenced by being granted the CE Mark. Standards for active implantable medical products were implemented January 1, 1993 with a transition period ending December 31, 1994. The Company Quality System received certification to the ISO 9002 on November 19, 1996. The CE Mark certification was issued by the Notified Body, TUV Product Services, of Munich, Germany, during the second quarter of fiscal 1996 for the Company's products intended for sale in Europe. The Company is developing design control processes in preparation for a compliance audit to ISO 9001.

  Until March 1995, the Company was the only manufacturer commercially marketing single-lead, atrial-controlled ventricular pacemakers. However, Intermedics, a competitor of the Company, received FDA clearance commercially to market a single-lead, atrial-controlled ventricular pacemaker that it developed utilizing the Company's technology pursuant to license and supply agreements with the Company. Intermedics commenced marketing its new pacemakers in March 1995. In addition, other competitors have also commenced marketing competitive single-lead products.

  Although the introduction of the new single-lead pacemakers poses competition for the Company, management believes that the Company will benefit from such competition since the new competition will increase the visibility of single-lead, atrial-controlled ventricular pacemakers in the marketplace and thereby increase market acceptance of the product. Further, management believes that there is a sufficient market to accommodate both the Company's and other competitive pacemakers.

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

  The Company's ability successfully to compete with Intermedics and other pacemaker manufacturers will depend on the Company's ability to supply product and recruit and increase a quality sales force and continue to develop and release new advanced products. The Company historically has been restricted in its marketing capabilities due to financial constraints impeding its ability to supply products and recruit and train a sales force. However, the Company believes that the resources and products available with the proposed merger, and the associated funding to be obtained in connection with the proposed merger, will position the combined companies to be able to develop effective sales and marketing, and research and development programs.

  As discussed above, the manufacture for and sale of leads to Intermedics produce income for the Company. The Company sells electrode leads to Intermedics for its new systems under an Amended and Restated Supply Contract that expires on August 1, 1998. However, the Company anticipates supplying components to Intermedics for the next year. Although the Company cannot guarantee that it will continue to supply Intermedics with products, the Company anticipates providing Intermedics with existing or new leads for the next few years. However, in the event Intermedics receives FDA approval for its own products or other events occur which causes a decrease in Intermedics' orders, the Company's business and operating results would be adversely affected.

  On January 1, 1997, the Company executed a supply agreement and a joint development agreement for defibrillation leads with a major implantable defibrillator manufacturer. The supply agreement allows for the OEM sale of defibrillation leads to this manufacturer, while the development agreement contemplates the development and eventual supply of a second proprietary lead. Sales and shipments of the first lead commenced in October 1997, and accounted for 13% of the Company's sales for the year ended March 31, 1998. In addition, a third lead is being developed for this manufacturer and a supply agreement for this product was signed on

December 23, 1997, with the first shipment of this product expected to occur in the second quarter of fiscal 1999. The Company expects total volume for this customer to grow in fiscal 1999. Pursuant to the terms of the joint development agreement, during fiscal 1997, the Company received $200,000 from the manufacturer, $60,000 of which was recorded as equity financing for the purchase of 40,000 shares of the Company's Common Stock, and $140,000 was recorded as other income for the purchase of the defibrillation leads technology.

  SOURCES OF SUPPLY. Two of the Company's principal suppliers of materials used primarily in electrode lead production, Dow and DuPont, indicated that they will no longer supply their materials to the medical device industry for use in implantable devices. In July 1993, the FDA published in the Federal Register a one-time-only requirement for medical device manufacturers to file a special notification of material supplier changes resulting from the decision of Dow to discontinue supplying its materials to medical device manufacturers. The Company filed the "Special Silicone Notification" for its products effected by the Dow decision in September 1993. In this notification, alternate suppliers and materials were identified and supporting technical biological test data were provided for the alternate materials. The FDA acknowledged receiving the Company's notification and indicated that, unless otherwise notified by FDA, the alternate materials identified in the notification may be used in the Company's products in place of the comparable Dow materials. No further FDA approvals of the alternate materials of such suppliers were required.

  With respect to other material changes resulting from decisions by material suppliers to discontinue supplying the medical device industry, i.e., DuPont, the FDA has indicated that such changes shall be handled on a case-by-case basis through the established product approval processes within the FDA. The availability of materials suitable for use in implantable medical devices is an industry-wide problem and is not unique to the Company or to the cardiovascular device segment of the industry. The Polymer Technology Group produces a product that meets manufacturing requirements and has been identified as a tentative replacement for the DuPont supplied material. Biocompatibility studies have been completed. Since the candidate replacement material is comprised of the same chemical composition as the DuPont material, it is expected that it will be comparable with respect to the performance characteristics and biocompatibility of the current material in use. Similarly, FDA approval of this replacement material is anticipated to be forthcoming based upon a satisfactory outcome of the testing in progress. The Company believes, however, that it has a sufficient supply of the DuPont material to meet the Company's anticipated demand for the next several years.

  Suppliers of custom ASICs have advised the Company that the technology used to produce these ASICs will no longer be supported. As such, the Company placed one last bulk order to ensure the availability of sufficient ASICs to satisfy projected demands for current products. The new pacing system under development will utilize appropriate new ASICs obviating the need for perpetual supply of the currently used ASICs.

  PROBABLE MERGER. On October 27, 1997, the Company entered into a letter of intent with Electro, a New Jersey corporation, to effect a merger of a wholly-owned subsidiary of the Company ("Sub"), into and with Electro (the "Merger") as a result of which Electro will become a wholly-owned subsidiary of the Company. The Company has filed a Form S-4 Registration Statement with the Securities and Exchange Commission ("SEC"), which will need to be declared effective by the SEC before the merger can become effective.

  To effectuate the Merger, the Company, Electro and Sub executed an Agreement and Plan of Reorganization dated January 20, 1998, as amended by a First Amendment to the Agreement and Plan of Reorganization, dated May 5, 1998 (collectively, the "Merger Agreement"). Prior to consummation of the Merger, the Company will reorganize into a holding company structure, implemented in accordance with Section 251 (g) of the General Corporation Law of the State of Delaware, whereby the Company will become a direct wholly-owned subsidiary of Catheter Technology Group, Inc., a Delaware corporation and a holding company ("CTG"). CTG will succeed to all rights and obligations of the Company and the stockholders of the Company will become stockholders of CTG and will continue to hold their shares of common stock without any change in number, designation, terms or rights. The structure of the transaction contemplates that upon effectiveness of the Merger, holders of Electro's common stock, $.10 par value per share ("Electro Common Stock"), will receive one share of Company Common Stock for each share of Electro Common Stock held. No fractional shares will be issued in the Merger.

  Consummation of the Merger and transactions contemplated thereby are subject to the satisfaction of certain conditions, including, among other things: (i) The approval and adoption of the Merger Agreement and the Merger by the stockholders of Eletro; and (ii) the registration under the Securities Act of 1933, as amended, and all applicable state securities laws, of the shares of Cardiac Common Stock to be issued pursuant to the Merger. The material conditions to the obligations of the Company, Sub or Electro to consummate the Merger may not be waived or modified by the party that is, or whose stockholders are, entitled to the benefits thereof.

  Electro is based in Rahway, New Jersey and is engaged in the business of the design, development, manufacture, marketing and sale of catheters and related devices utilized in connection with illnesses of the heart and circulatory system. The Company believes the Merger may allow certain efficiencies to improve operating performance and that the broader product line may provide for a more effective marketing and distribution process. There can be no assurance, however, that consummation of the Merger will occur, or that if it does, it will yield positive operating results in the future.

  YEAR 2000 ISSUE. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the year 2000. Some older computer systems stored dates with only a two-digit year with an assumed prefix of "19". Consequently, this limits those systems to dates between 1900 and 1999. If not corrected, many computer systems and applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 issue").

  The Company has undertaken a review of the potential impact of the Year 2000 issue. Such assessment has included a review of the impact of the issue primarily in four areas: products, manufacturing systems, business systems and miscellaneous/ other areas. Based on the results of its initial review, the Company does not anticipate that the Year 2000 issue will impact operations or operating results. The Company is in the process of testing its systems which may be affected by the Year 2000 issue and estimates that all affected systems can be tested, upgraded and/or replaced before they cause any operational problems. This upgrading is estimated to take less than four man-months of effort. In order to ensure Year 2000 compliance, the Company has created a task force periodically to review areas of concern. This task force is to meet on a quarterly basis through the middle of year 2000. Management believes that the incremental costs associated with achieving Year 2000 compliance will not be material to the Company's operating results.

  The Company relies on its customers, suppliers, utility service providers, financial institutions and other partners in order to continue normal business operations. At this time, it is impossible to assess the impact of the Year 2000 issue on each of these organizations. There can be no guarantee that the systems of other unrelated entities on which the Company relies will be corrected on a timely basis and will not have a material adverse effect on the Company. The Company is in the preliminary stages of assessing the impact on its operations should these other entities fail properly to remedy their computer systems.

INFLATION AND CHANGING PRICES

  In the opinion of the Company's management, the rate of inflation during the past two fiscal years has not had any material impact on the Company's operations. Because of the implementation of cost containment and new Medicare regulations, any increase in sales revenues is expected to result from an increase in the volume of business rather than from an increase in selling prices. The Company's pricing structure may not reflect inflation rates, due to constraints of Medicare regulations, market conditions and competition.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

ITEM 7.  FINANCIAL STATEMENTS

                                                                           page
Report of Independent Certified Public Accountants                          F1

Financial statements
        Balance sheet                                                       F2 - F3
        Statements of operations                                            F4
        Statements of stockholders' equity                                  F5
        Statements of cash flows                                            F6 - F7
        Summary of significant accounting policies                          F8 - F11
        Notes to financial statements                                       F12- F26

ITEM 8. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                CARDIAC CONTROL
                                 SYSTEMS, INC.





================================================================================
                                                            FINANCIAL STATEMENTS
                                                            As of March 31, 1998
                                                and for the Two Years Then Ended

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                                        CONTENTS


================================================================================



       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS              F-1


       FINANCIAL STATEMENTS
          Balance sheet                                         F-2 -  F-3
          Statements of operations                                     F-4
          Statements of stockholders' equity                           F-5
          Statements of cash flows                              F-6 -  F-7
          Summary of significant accounting policies            F-8 - F-11
          Notes to financial statements                        F-12 - F-26

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Cardiac Control Systems, Inc.


We have audited the accompanying balance sheet of Cardiac Control Systems, Inc. as of March 31, 1998 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardiac Control Systems, Inc. as of March 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note to the financial statements, the Company has experienced significant operating losses and has an accumulated deficit at March 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note . The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               BDO Seidman, LLP

Orlando, Florida
June 15, 1998

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                                   BALANCE SHEET

================================================================================

March 31,                                                                   1997
--------------------------------------------------------------------------------

ASSETS

CURRENT:
  Cash                                                                $   21,412
  Accounts receivable, net (Note 3)                                      673,673
  Inventories (Note 4)                                                 1,423,697
  Prepaid expenses                                                       207,563
--------------------------------------------------------------------------------


       TOTAL CURRENT ASSETS                                            2,326,345
--------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT, NET (Notes 5 and 7)                     1,974,096
--------------------------------------------------------------------------------


OTHER ASSETS:
  Deferred financing costs, less accumulated
   amortization of $238,248 (Note 8)                                     460,200
  Deferred license fees, less accumulated
   amortization of $43,333                                               156,667
  Deferred merger costs (Note 13)                                        320,450
  Other                                                                   79,220
--------------------------------------------------------------------------------


       TOTAL OTHER ASSETS                                              1,016,537
--------------------------------------------------------------------------------







                                                                      $5,316,978
================================================================================

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                                   BALANCE SHEET

==================================================================================================

March 31,                                                                                1997
--------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                            $  1,028,440
Due to related party (Note 6)                                                             106,000
         Accrued compensation                                                             257,912
         Accrued royalties (Note 11)                                                      226,906
         Other accrued expenses                                                            48,372
         Deposits payable                                                                 352,482
         Current portion of long-term debt (Note 7)                                     1,021,682
--------------------------------------------------------------------------------------------------

               TOTAL CURRENT LIABILITIES                                                3,041,794

LONG-TERM DEBT, less current portion (Note 7)                                           1,491,720
OTHER LIABILITIES                                                                          82,720
--------------------------------------------------------------------------------------------------

               TOTAL LIABILITIES                                                        4,616,234
--------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY (NOTES 7 AND 8):
         Common stock, $.10 par value, 30,000,000 shares authorized,
           2,648,739 shares issued                                                        264,874
         Additional paid-in capital                                                    22,350,756
         Accumulated deficit                                                          (21,901,927)
         Cumulative translation adjustment                                                (12,959)
--------------------------------------------------------------------------------------------------

               TOTAL STOCKHOLDERS' EQUITY                                                 700,744
--------------------------------------------------------------------------------------------------

                                                                                     $  5,316,978
==================================================================================================

   See accompanying summary of significant accounting policies and notes to financial statements

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF OPERATIONS

================================================================================

Year ended March 31,                                     1998           1997
--------------------------------------------------------------------------------
REVENUE:
 Sales (Note 10)                                     $ 3,823,059    $ 4,201,047
 Royalty income                                        2,063,250      2,394,250
--------------------------------------------------------------------------------
       Total revenue                                   5,886,309      6,595,297
--------------------------------------------------------------------------------
COSTS AND EXPENSES:
 Cost of products sold                                 2,339,973      2,378,743
 Selling, general and administrative expenses          2,496,818      3,013,724
 Engineering, research and development expenses        1,775,917      1,778,294
--------------------------------------------------------------------------------
       Total costs and expenses                        6,612,708      7,170,761
--------------------------------------------------------------------------------
       Loss from operations                             (726,399)      (575,464)
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSES):
 Interest income                                           9,697         17,432
 Interest expense                                       (523,949)      (490,508)
 Other income                                                941        167,300
--------------------------------------------------------------------------------
       Total other expenses                             (513,311)      (305,776)
--------------------------------------------------------------------------------
NET LOSS                                             $(1,239,710)   $  (881,240)
================================================================================
LOSS PER COMMON SHARE                                $      (.47)   $      (.34)
================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING   2,636,954      2,585,212
================================================================================

See accompanying summary of significant accounting policies and notes to financial statements.

                                                   CARDLAC CONTROL SYSTEMS, INC.

                                              STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================

                                           Common Stock           Additional                                   Cumulative
                                      -----------------------
                                          Number          Par        Paid-in     Treasury     Accumulated     Translation
                                       of Shares        Value        Capital        Stock         Deficit      Adjustment
-------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                2,532,942     $253,294    $21,857,388     $(10,938)   $(19,780,977)    $         -
 Common shares issued, net of
  costs of $8,968                         91,428        9,143        296,889            -               -               -
 Stock warrants issued                         -            -        152,376            -               -               -
 Acquisition of treasury stock                 -            -              -       (5,000)              -               -
 Retirement of treasury stock             (4,999)        (500)       (15,438)      15,938               -               -
 Translation adjustment                        -            -              -            -               -          (7,055)
 Net loss                                      -            -              -            -        (881,240)              -
-------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1997                2,619,371      261,937     22,291,215            -     (20,662,217)         (7,055)
 Common shares issued                     29,368        2,937         39,991            -               -               -
 Stock warrants issued                         -            -         19,550            -               -               -
 Translation adjustment                        -            -              -            -               -          (5,904)
 Net loss                                      -            -              -            -      (1,239,710)              -
-------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                2,648,739     $264,874    $22,350,756     $      -    $(21,901,927)    $   (12,959)
=========================================================================================================================

   See accompanying summary of significant accounting policies and notes to financial statements.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF CASH FLOWS

===========================================================================================================

Year ended March 31,                                                                   1998           1997
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(1,239,710)   $  (881,240)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                                  506,675        551,225
     Gain on fixed asset disposals                                                  (12,935)       (12,957)
     Stock issued for payment of directors' fees                                     34,000              -
     Stock issued for payment of consulting fees                                      8,928              -
     Cash provided by (used for):
      Accounts receivable                                                           279,169        382,515
      Inventories                                                                    95,941        514,807
      Prepaid expenses                                                               48,549       (192,039)
      Other assets                                                                  (10,811)       (50,588)
      Accounts payable                                                              200,197        327,535
      Due to related parties                                                        106,000              -
      Accrued expenses                                                              (36,648)       (13,957)
      Deposits payable                                                              (40,150)      (126,962)
      Other liabilities                                                              12,046       (112,717)
      Deferred royalties                                                                  -       (328,250)
-----------------------------------------------------------------------------------------------------------

Net cash provided by (used for) operating activities                                (48,749)        57,372
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                        (471,992)      (544,628)
  Deferred merger costs                                                            (320,450)             -
  Proceeds from sale of equipment                                                    29,458         22,633
-----------------------------------------------------------------------------------------------------------

Net cash used for investing activities                                             (762,984)      (521,995)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and stock warrants,
   net of issuance costs                                                                  -        301,032
  Deferred financing costs                                                         (254,878)       (99,149)
  Net borrowings on line of credit                                                  775,798              -
  Proceeds from long-term debt                                                      463,149        163,253
  Repayments of long-term debt                                                     (330,483)      (875,174)
-----------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used For) Financing Activities                                653,586       (510,038)
-----------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES IN CASH                                              (5,904)        (7,055)
-----------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                               (164,051)      (981,716)

CASH, beginning of year                                                             185,463      1,167,179
-----------------------------------------------------------------------------------------------------------

CASH, end of year                                                               $    21,412    $   185,463
===========================================================================================================

        See accompanying summary of significant accounting policies and notes to financial statements.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                        STATEMENTS OF CASH FLOWS

================================================================================

Year ended March 31,                                                           1998           1997
---------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid during the year                                           $ 317,356      $ 283,676

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Deferred financing costs incurred by issuance of stock warrants         $       -      $  81,000
  Treasury stock acquired for reinstatement of accounts payable                   -          5,000
  Reduction in accounts payable in exchange for common stock                      -          5,000
  Accounts payable incurred for costs of license fees                             -        200,000
  Debt discount incurred by issuance of stock warrants                       19,550         71,376
  Debt incurred for purchase of property and equipment                            -         15,345
===================================================================================================

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
                       Ancillary equipment                               2 years

DEFERRED            Deferred financing costs related to a mortgage note payable
COSTS               and other loan agreements are capitalized and amortized over
AND FEES            the term of the loans (see Note 7). Deferred license fees
                    related to a license to distribute products in Japan are capitalized and amortized over five years, the life of the license. Deferred merger costs relate to the proposed merger with Electro and will be a cost of the transaction when the merger occurs or charged to operations if the merger does not occur (see Note 13).

IMPAIRMENT OF       The Company evaluates impairment of long-lived assets in
LONG-LIVED ASSETS   accordance with Statement of Financial Accounting Standards
                    No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121).
                    SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

================================================================================

TRANSLATION OF      The financial statements of the non-U.S. division are
FOREIGN CURRENCY    translated into U.S. dollars as follows: all assets and
                    liabilities at the year-end exchange rate and revenue and expenses at the average exchange rate. Adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in income currently and were not significant for the years ended March 31, 1998 and 1997.

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

ENGINEERING,        The Company capitalizes the cost of materials and equipment
RESEARCH AND        acquired or constructed for research and development
DEVELOPMENT COSTS   activities that have alternative future uses. All other
                    costs incurred for the purpose of product research, design, and development are charged to operations as incurred.
                    Research and development costs included in engineering, research and development expenses on the statements of operations for the years ended March 31, 1998 and 1997 approximate $975,100 and $1,086,800, respectively.

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

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

================================================================================

LOSS PER            Loss per share is based upon the weighted average number of
COMMON SHARE        common shares outstanding during each period. Potential
                    common shares have not been included since their effect would be antidilutive. Potential common shares include
                    397,475 stock options and 465,965 warrants.

                    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (FAS 128), which is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. Adoption of this statement did not have a material effect on the Company's reported loss per share amounts.

FAIR VALUE OF       Statement of Financial Accounting Standards No. 107,
FINANCIAL           "Disclosures about Fair Value of Financial Instruments,"
INSTRUMENTS         requires disclosure of fair value information about
                    financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 1998.

                    The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and deposits payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

================================================================================

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

RECENT ACCOUNTING   In June 1997, the Financial Accounting Standards Board
PRONOUNCEMENT       issued Statement of Financial Accounting Standards No. 130,
                    "Reporting Comprehensive Income" (FAS 130), and No. 131,
                    "Disclosure about Segments of an Enterprise and Related
                    Information" (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. The Company has not determined the impact that the adoption of these new accounting standards will have on its future financial statements and disclosures.

RECLASSIFICATIONS   Certain reclassifications have been made to the financial
                    statements previously reported for the year ended March 31, 1997 to conform with classifications used in the financial statements for the year ended March 31, 1998.

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

2.  GOING CONCERN   As shown in the accompanying financial statements, the
    AND             Company has experienced significant losses which have
    MANAGEMENT'S    resulted in an accumulated deficit of $21,901,927. The
    PLANS           Company has also experienced severe cash flow shortages
                    which have resulted in a decrease in operating activity and have caused the Company to significantly reduce its labor force. In addition, royalties of $2,063,250 and $2,394,250 during fiscal 1998 and 1997, respectively, received under a license agreement ceased in January 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                    The Company has executed a letter of intent to merge with Electro-Catheter Corporation (see Note 13). It is believed that as a result of this merger, the combined entity will be able to generate significant volume and cost savings, allowing the realization of profitable operations and positive cash flow within a 12- to 18-month period post completion of the merger. It is also believed that this merger will also provide the vehicle and opportunity for additional acquisitions of like companies, further building critical mass and enhancing growth potential.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                         As a condition of this merger, the Company is planning to raise a minimum of $4 million in a combination of debt and equity. This capital will be utilized to fund the ongoing operations of the two companies, as well as the research and development of new technologies. Management believes that such financing will occur and that sufficient funds will be provided to overcome its financial difficulties. However, no assurances can be given that the Company will be successful in obtaining financing and completing the merger, and if the Company is unable to obtain adequate financing, there remains substantial doubt concerning the Company's ability to continue as a going concern.

3.   ACCOUNTS            Accounts receivable at March 31, 1998 are summarized as
     RECEIVABLE          follows:
                         -------------------------------------------------------

                         Trade accounts receivable                    $677,281
                         Other accounts receivable                       2,265
                         -------------------------------------------------------
                                                                       679,546
                         Allowance for doubtful accounts                (5,873)
                         -------------------------------------------------------
                                                                      $673,673
                         =======================================================

4    INVENTORIES         Inventories at March 31, 1998 consist of the
                         following:
                         -------------------------------------------------------

                         Raw materials and supplies                 $  859,836
                         Work-in-process                               315,643
                         Finished goods                                285,166
                         -------------------------------------------------------
                                                                     1,460,645
                         Reserve for obsolescence                      (36,948)
                         -------------------------------------------------------
                                                                    $1,423,697
                         =======================================================

                         Finished goods inventories include approximately $192,000 of products consigned to customers and independent sales representatives.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

5.   PROPERTY, PLANT    Components of property, plant and equipment at March
     AND EQUIPMENT      31, 1998 are as follows:

                        ------------------------------------------------------

                        Land                                      $   123,300
                        Building and building improvements          1,788,251
                        Land improvements                              29,450
                        Machinery and equipment                     1,147,277
                        Office equipment                              559,593
                        furniture and fixtures                        149,620
                        Ancillary equipment                         1,250,743
                        Construction in progress (estimated costs
                          to complete $300,000)                       577,620
                        ------------------------------------------------------
                                                                    5,625,854
                        Accumulated depreciation                   (3,651,758)
                        ------------------------------------------------------
                                                                  $ 1,974,096
                        ======================================================

                        Depreciation expense for the years ended March 31, 1998 and 1997 was $268,697 and $310,797, respectively.

6.   RELATED PARTY      As of March 31, 1998, $106,000 was due to an affiliate
     TRANSACTIONS       owned by a director of the Company for consulting
                        services provided to the Company during fiscal 1998.

                        During the year ended March 31, 1998, the Company repaid in full $200,983 of advances from the Chairman of the Board and President of the Company under certain promissory notes.

                                                   CARDIAC CONTROL SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================

7.  LONG-TERM       Long-term debt consists of the following at March 31, 1998:
    DEBT

                    ---------------------------------------------------------------------------
                    Sirrom mortgage note, net of discount (see note below)         $ 1,480,450
                    CBC line of credit (see note below)                                775,798
                    CBC term note (see note below)                                     237,500
                    Other                                                               19,654
                    ---------------------------------------------------------------------------

                                                                                     2,513,402
                    Less current portion                                            (1,021,682)
                    ---------------------------------------------------------------------------

                    Total                                                          $ 1,491,720
                    ===========================================================================

                    Aggregate maturities of long-term debt over future years are as follows:

                    ---------------------------------------------------------------------------
                    1999                                                           $ 1,021,682
                    2000                                                             1,485,642
                    2001                                                                 3,539
                    2002                                                                 2,539
                    ---------------------------------------------------------------------------

                                                                                   $ 2,513,402
                    ===========================================================================

                    Sirrom
                    ------

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

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================


                    In connection with the Loan Agreement, the Company originally granted the lender warrants to purchase 100,000 shares of the Company's common stock at $.01 per share. An additional 50,000 warrants to purchase shares of common stock at $.01 per share will be granted to the lender upon each anniversary date, beginning March 31, 1997 through March 31, 1999, that any amount owed to Sirrom shall be outstanding. On March 31, 1997 and 1998, the Company granted Sirrom 50,000 additional warrants pursuant to this agreement. The Company recorded $279,000 (100,000 shares) in fiscal 1995, $71,376 (50,000 shares) in fiscal 1997 and
                    $19,550 (50,000 shares) in fiscal 1998 as a debt discount with the offset to additional paid-in capital, representing the difference between the estimated fair market value of the underlying stock at the date of grant and $.01 per share (see Note ). This has resulted in an effective interest rate of approximately 24% on the Sirrom debt. The Sirrom note includes an unamortized debt discount of $19,550 at March 31, 1998.

                    CBC
                    ---

                    On June 13, 1997, the Company entered into a Loan Agreement ("Agreement") with Coast Business Credit ("CBC") for a maximum borrowing of $3.5 million, which includes a line of credit up to $2.7 million, a $500,000 Subline for capital expenditures ("CAPEX"), which was unused at March 31, 1998, and a $300,000 Term Loan. The maximum borrowing base available under the line of credit is based upon eligible receivables and inventory as defined in the Agreement. The maturity date for the Agreement is June 30, 2000. The CAPEX and the term loan are based upon a 48-month amortization period. The interest rate on the line of credit is equal to the prime rate plus 2% (10.5% at March 31, 1998), and the interest rate for the Term Loan and the CAPEX Subline is equal to the prime rate plus 2.25% (10.75% at March 31, 1998). Borrowings under the Agreement are collateralized by a first security interest in substantially all of the assets of the Company. The agreement also contains a minimum tangible net worth requirement, of which the Company was in violation as of March 31, 1998. Accordingly, the amounts due under the CBC agreement as of March 31, 1998 amounting to $1,013,298 have been classified as current. In addition, CBC was granted a warrant to purchase 37,500 shares of stock at $4 per share, expiring June 30, 2002.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================


                    In conjunction with the Agreement, Company obtained an Intercreditor and Subordination Agreement between CBC and Sirrom. This agreement provided that Sirrom subordinate its first security interest in the Company's real estate to CBC limited however to $500,000 secured by the Sirrom mortgage. As consideration for its waiver of its first security interest in the assets of the Company, Sirrom was granted warrants to purchase 50,000 shares of stock at $5 per share, exercisable at any time and expiring five years from the date of the Warrant Agreement.

                    On June 11, 1998, the CBC Loan Agreement was amended to include an additional $250,000 bridge loan bearing interest at prime plus 5% and due on August 31, 1998. The warrant originally granted to CBC to purchase 37,500 shares of stock was also amended. The exercise price was reduced from $4 per share to $.40 per share. In addition, CBC was granted a second warrant to purchase 25,000 shares of stock at $.40 per share. The warrant expires June 30, 2002.

8.  STOCKHOLDERS'   Issuance of Common Shares
                    -------------------------
    EQUITY

                    In May 1996, Sirrom purchased 50,000 shares of common stock for $5.00 per share. In June 1996, the Company issued 1,428 shares of common stock as payment for accounts payable of $5,000 to a third party. The accounts payable balance was then reinstated in March 1997, in conjunction with the Company's purchase of 1,428 shares of treasury stock.

                    In January 1997, the Company entered into a supply agreement with a major defibrillator manufacturer whereby the Company will be the exclusive outside supplier of a defibrillation lead. The agreement expires in December 1999. In connection with this agreement, the manufacturer paid the Company $200,000 and received 40,000 shares of common stock valued at $60,000, representing the quoted market price of the common shares. The difference between the purchase price and the value assigned to the common stock of $140,000 was recorded as a gain on sale of the technology underlying the supply agreement included in other income.

                    During the year ended March 31, 1998, the Company issued 23,654 shares of common stock as payment of directors' fees, which were valued at

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================


                    $34,000 and 5,714 shares of common stock as payment for consulting services which were valued at $8,928.

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

                    Statement of Financial Accounting Standards No. 123 (FAS
                    123) "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: no dividend yield for both years, an expected life of five years for both years, expected volatility of 60% and 44% and risk-free interest rates of 6.6% and 6.4%.

                                                   CARDIAC CONTROL SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================


                    Under the accounting provisions of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                           1998            1997
                    ------------------------------------------------------------
                    NET LOSS
                      As reported                  $ (1,239,710)     $ (881,240)
                      Pro forma                      (1,264,723)       (952,300)


                    LOSS PER SHARE
                      As reported                  $       (.47)     $     (.34)
                      Pro forma                            (.48)           (.37)
                    ============================================================

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

A summary of the status of options under this plan as of March 31, 1998 and 1997 and changes during the years ending on those dates are presented below:

                                                  1998                                        1997
                                     -----------------------------------        -----------------------------------
                                                        Weighted-Average                           Weighted-Average
                                        Shares           Exercise Price            Shares           Exercise Price
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of year             309,969            $   3.72                $   305,186        $   4.02
  Granted                                 88,500                1.O4                     84,429            3.50
  Forfeited or expired                   (24,542)               5.25                    (79,646)           4.55
                                         -------            --------                -----------        --------
Balance at end of year                   373,927            $   2.83                    309,969        $   3.72
                                        --------            --------                -----------        --------

Options exercisable at year end          350,617            $   2.89                    244,658        $   3.69

Options granted during the year
 at exercise  prices which exceed
 market price of stock at date of
 grant:
   Weighted average exercise price        88,500            $   1.04                     74,429        $   3.50
   Weighted average fair value            88,500            $    .47                     74,429             .73

Options granted  during the year
 at exercise  prices which equal
 market price of stock at date of
 grant:
   Weighted average exercise price             -            $      -                     10,000        $   3.50
   Weighted average fair value                 -                   -                     10,000            1.66

The following table summarizes information about fixed stock options at March 31, 1998:

                                          Options Outstanding                                 Options Exercisable
                            ------------------------------------------------------    ----------------------------------
                                    Number    Weighted-Average                                Number
Range of                    Outstanding at           Remaining    Weighted-Average    Exercisable at    Weighted-Average
Exercise Prices             March 31, 1998    Contractual Life      Exercise Price    March 31, 1998      Exercise Price
------------------------------------------------------------------------------------------------------------------------
$   1.00                        87,000             4.1 years          $   1.00             87,000            $   1.00
$   3.50 to 3.63               286,927             2.1 years              3.52            263,617                3.52
                               -------                                                    -------
                               373,927                                                    350,617
                              ========                                                    =======

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                         Non-Plan Stock Options
                         ----------------------

                         The Company has granted options to independent sales representatives, Board of Directors and others. The total number of non-plan stock options outstanding at March 31, 1998 and 1997 were 23,548 and 31,406, respectively. The total number of exercisable non-plan stock options at March 31, 1998 and 1997 were 21,548 and 24,073, respectively. The exercise price for these options range from $.40 to $10.50 per share. These options are exercisable over five-year periods and expire five years from the date of grant. The value of these options was not material, and accordingly, no compensation cost has been recognized by the Company.

                         Common Stock Purchase Warrants
                         ------------------------------

                         Common stock purchase warrants outstanding at March 31, 1998 are as follows:

                                                                                   Exercise
                                                                     Number of        Price
                                                                    Underlying          Per   Expiration
                                                                        Shares        Share         Date
                         -------------------------------------------------------------------------------
                         Converted debenture holders                   100,000     $   5.00      3/31/99
                         Sirrom (see Note 7)                           200,000     $    .01      3/31/00
                         Sirrom (see note below)                        50,000          .01     10/18/00
                         Sirrom (see Note 7)                            50,000     $   5.00       6/6/02
                         Coast Business Credit (see Note 7)             37,500     $   4.00      6/30/02
                         Employees                                       3,465          .18      8/21/02
                         Grupo Taper (see note below)                   25,000     $    .80       8/5/07
                         ==============================================================================

                         All of the above warrants were exercisable at March 31, 1998, except for Grupo Taper, of which 25,000 are unexercisable. The warrants issued to Grupo Taper become exercisable according to the following schedule:
                         (i) 50,000 shares shall be exercisable one year after the Company achieves 150 and CE approval if the Distribution Agreement is still in force and if Grupo has achieved at least 60% of its forecasted sales commitment; (ii) 25,000 shares shall be exercisable after December 20, 1997 if the Distribution Agreement is in force and Grupo has achieved 60% of its forecasted sales commitment for the year ended December 20, 1997; and (iii) 25,000 shares

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                         shall be exercisable after December 20, 1998 if the Distribution Agreement is in force and if Grupo has achieved its forecasted sales commitment over the two-year period ending December 20, 1998. Certain of the above warrants contain "piggy-back" registration rights and anti-dilution provisions.

                         The Company granted Sirrom 25,000 warrants in October 1995 and 25,000 in May 1996 at an exercise price of $.01 per share. These warrants were issued under an agreement whereby Sirrom gave up a first security interest as a result of the issuance of a note payable. The Company recorded $81,000 during the year ended March 31, 1997 as deferred financing costs and additional paid-in capital, representing the difference between the estimated fair market value of the underlying stock at the date of grant and $.01 per share.

                         Common Stock Reserved
                         ---------------------

                         The aggregate number of shares of the Company's common stock reserved for future issuance at March 31, 1998 is summarized as follows:

                         -------------------------------------------------------

                         Common stock options:
                          1987/1992 Stock Option Plan                    396,407
                          Non-plan                                        31,318
                         Common stock purchase warrants:
                          Sirrom Capital Corporation                     300,000
                          Grupo Taper                                     25,000
                          Converted debenture holders                    100,000
                          Coast Business Credit                           37,500
                          Employees                                        3,465
                         Directors' compensation                          69,765
                         -------------------------------------------------------

                                                                         963,455
                         =======================================================

                                                 CARDIAC CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS


================================================================================

9. INCOME TAXES   Significant components of the Company's deferred income tax assets and liabilities at March 31, 1998 are as follows:

                  --------------------------------------------------------------
                  Deferred tax assets:
                   Accrued liabilities                            $      99,000
                   Net operating loss carryforwards                   6,785,000
                   Inventory                                            148,000
                   Amortization                                          42,000
                   Other                                                  3,000
                  --------------------------------------------------------------
                  Gross deferred tax assets                           7,077,000

                  Deferred tax liability - depreciation                (409,000)
                  Valuation allowance                                (6,668,000)
                  --------------------------------------------------------------
                  Net deferred taxes                              $           -
                  ==============================================================

                  The net change in the valuation allowance for deferred tax assets was a decrease of $178,000 in fiscal 1998. As of March 31, 1998, the Company has approximately $18,900,000 of tax net operating loss carryforwards (NOLs) available that expire from 1998 through 2011. The tax benefit of these losses of approximately $6,426,000 has been offset by a valuation allowance sufficient to reduce the deferred tax asset to an amount management believes is more likely than not to be realized.

                  The provision for income taxes differs from the amounts computed by applying the Federal statutory rates to loss before taxes due to the following:

                                                              1998      1997
                  --------------------------------------------------------------
                  Provisions for Federal income taxes
                   at the statutory rate                     (34.0%)   (34.0%)
                  Loss producing no current tax benefit       34.0%     34.0%
                  --------------------------------------------------------------
                  Taxes on income                                 -         -
                  ==============================================================

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

10.  SEGMENT DATA        The Company operates in a single industry segment, that
     AND                 of providing implantable medical products to the health
     SIGNIFICANT         care industry. During the years ended March 31, 1998
     CUSTOMERS           and 1997, the Company exported its products to
                         European, Japanese and Asian distributors and exported components and assemblies to certain European manufacturers. Sales by geographic area for the years ended March 31, 1998 and 1997 are as follows:

                         Geographic Area                     1998         1997
                         -------------------------------------------------------
                         United States                 $3,047,963   $3,486,511
                         Europe                           605,440      626,508
                         Japan/Asia                       169,656       88,028
                         -------------------------------------------------------

                                                       $3,823,059   $4,201,047
                         =======================================================

                         The Company's products are primarily distributed through independent sales representatives in the United States. During the year ended March 31, 1998, two of the Company's independent sales representatives each accounted for in excess of 10% of the Company's sales and in the aggregate accounted for $897,492 (23%) of the Company's sales. During the year ended March 31, 1997, two of the Company's independent sales representatives each accounted for in excess of 10% of the Company's sales and in the aggregate accounted for $892,279 (21%) of the Company's sales.

                         Further, pursuant to an electrode lead Supply Agreement with Intermedics Inc., the Company sold $1,095,076 and $1,954,408 of product to Intermedics Inc. for the years ended March 31, 1998 and 1997, respectively, which accounted for 29% and 47% of the Company's sales.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================


11. COMMITMENTS       Patent Licensing Agreements
                      ---------------------------
    AND
    CONTINGENCIES     Effective July 1, 1986, the Company renegotiated its
                      exclusive license to a patented electrode-wire coating system that was originally acquired by the Company on July
                      1, 1981. The modified license agreement requires the payment of royalties equal to a percentage of sales of products manufactured using the patented technology. The license became non-exclusive on July 1, 1994. The term of the license agreement expires upon the expiration date of the patent, February 4, 2002, unless terminated earlier by the Company. Royalty expense under the terms of the agreement for the years ended March 31, 1998 and 1997 was $39,564 and $62,655 respectively. Further, on March 29,
                      1993, the licensor executed a sublicense agreement with the Company, enabling an unrelated company to manufacture the licensed product.

                      Purchase Obligations
                      --------------------

                      During the year ended March 31, 1989, the Company entered into an agreement for the procurement of hybrid microelectronic circuits. The development of circuits for the Company's atrial-controlled ventricular and single-chamber pacing products was completed in fiscal 1992. Development of the circuits for the Company's dual-chamber devices was completed in fiscal 1993. As of March 31, 1998, the Company's future maximum purchase obligation approximated $629,000.

                      During the year ended March 31, 1990, the Company entered into an agreement for the procurement of integrated circuits. The development of these circuits was completed in fiscal 1992. As of March 31, 1998, the Company's future maximum purchase obligation approximated $235,000, of which approximately $165,000 has been prepaid by the Company.

                      Legal Proceedings
                      -----------------

                      The Company is party to various legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon the Company's financial position or results of operations.

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================


12. SUBSEQUENT      During April 1998, the Company issued $300,000 of 8%
    EVENT           convertible debentures. Interest is payable in cash or
                    stock, or a combination thereof, on each April 30 and October 31 commencing October 31, 1998 and ending April 24,
                    2003, at which time all outstanding principal and interest is due. The debentures are convertible from April 24, 1998 through the day immediately prior to the maturity date at a rate of one share of common stock for each $.40 of outstanding principal. The conversion price is adjustable upon the occurrence of certain events.

13. PROPOSED        In October 1997, the Company executed a letter of intent to
    MERGER          merge with Electro-Catheter Corporation ("Electro"), wherein
                    CCS Subsidiary, Inc. ("Sub") a newly-formed New Jersey corporation and wholly-owned subsidiary of the Company will merge into Electro pursuant to an Agreement and Plan of Reorganization among the Company, Electro and Sub. If the merger is consummated, of which there can be no assurance, the separate corporate existence of Sub will cease and Electro will become a wholly-owned subsidiary of the Company. Prior to consummation of the merger, the Company will reorganize into a holding company structure, whereby the Company will become a direct, wholly-owned subsidiary of Catheter Technology Group, a Delaware corporation and a holding company ("CTG"). CTG will succeed to all rights and obligations of Cardiac, and the stockholders of the Company will become stockholders of CTG and will continue to hold their shares of capital stock without any change in number, designation, terms or rights. Pursuant to the merger, each outstanding share of Electro common stock will be converted into the right to receive one share of common stock, $.10 par value, of CTG. The proposed merger will result in the reverse acquisition by Electro stockholders of CTG due to the fact that the number of shares of CTG common stock to be issued to Electro's current stockholders will represent approximately 71% of the outstanding CTG common stock.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth the names and ages of the Directors and Executive Officers of the Company as of March 31, 1998, in addition to information respecting their positions and offices with the Company, their periods of service in such capacities, and their business experience for at least the past five years. There are no family relationships among the Directors and Executive Officers of the Company.

     William H. Burns Jr., age 48, has been a member of the Board of Directors since September 1995. Mr. Burns is a health care entrepreneur and is a director and president of six health care businesses (Biosight, Inc., BioVector, Inc., BioVision, Inc., Minrad, Inc., Medical Infusion, Inc., and Fertility Acoustics, Inc. From July 1988 through March 1994, he was Founder, President and CEO of Matrx Medical, Inc., a medical product design and distribution company. His efforts in building Matrx Medical, Inc. earned him an award as Entrepreneur of the Year in New York State in 1993. From 1975 through 1988, Mr. Burns held various positions with the BOC group, including Vice President and General Manager of Ohmeda, DVE.

     Bart C. Gutekunst, age 47, has been a member of the Board of Directors since July 1994 and became Chairman of the Board in October 1994. Mr. Gutekunst focuses on growing businesses with a view toward enhancing value through strategic, managerial and financial advisory involvement, with a particular emphasis on the medical sector. In July 1995 he became Chairman and CEO of NovaVison, Inc., an eye care technology company. In May 1997, NovaVision, Inc. was merged with American Consolidated Laboratories, Inc., a specialty vision products company, and Mr. Gutekunst was Chairman of the Board from May 1997 until January 1998. Also, since August 1997, Mr. Gutekunst has been a director of Platform Technologies, LLC, a pool of venture capital investments. From September 1992 to September 1994, he was Vice Chairman and Chief Financial Officer of R-2 Medical Systems, Inc., a cardiac care device company, with responsibility for strategic and corporate development as well as overseeing the financial functions of the company. From February 1994 to March 1996, Mr. Gutekunst served as Chairman of the Board of Directors of United Education and Software, Inc., a multi-state operator of nursing and vocational schools operating under Chapter 11 of the United States Bankruptcy Code where he oversaw the voluntary liquidation of the company's assets. From 1988 to 1990, he was a senior member of an investment firm, Entrecanales, Inc., funded by a major European family, making equity investments and leveraged buyouts. From 1981 to 1987, he was Executive Vice President and a member of the Board of Directors, as well as the Management and Investment Committees of Laidlaw, Adams & Peck Inc., where he supervised the investment banking department and completed over 50 public and private transactions. From 1976 to 1981, he was a member of Chemical Bank's Merchant Banking Group. Mr. Gutekunst has been a member of the Board of Directors or advisor to the Board for many companies.

     Larry Haimovitch, age 51, has been a member of the Board of Directors since November 1994. He is President of Haimovitch Medical Technology Consultants, a San Francisco, California based healthcare consulting firm which specializes in the medical device and technology industry with a particular emphasis on cardiology-related areas and whose clients have included a major hospital chain, numerous medical device companies, venture capital firms, investment groups, and investment bankers. Prior to forming his firm in 1991, Mr. Haimovitch spent over 20 years as a healthcare industry analyst for a number of leading research firms and financial institutions such as Furman Selz, Sutro & Co., and Wells Fargo Investment Advisors. He serves as a director to Electro- Pharmacology, Inc., ORBTEC, Inc. and Milestone Scientific, Inc.

     Augusto Ocana, age 54, was appointed to the Board of Directors in April 1996. He has over 20 years experience in building, turning around and managing international health care businesses. Until December 31, 1997, he was Executive Vice President of Grupo Taper International., S.A., a Spanish based holding group of companies engaging in distribution of state-of-the-art medical products. Prior to Grupo Taper, Dr. Ocana had been President and Chairman of Rempak International and Managing Director of Abbott Laboratories. Dr. Ocana has also been trained as a physician and has a degree in international law.

     Alan J. Rabin, age 47, joined the Company in October 1994 as President, Chief Executive Officer and a member of the Board of Directors. Mr. Rabin has 26 years experience in the management and growth of medical companies, with emphasis on internal business development through marketing, sales, new product development and building strategic relationships. Prior to joining the Company, Mr. Rabin held an array of management positions, including:

          . From 1992 to September 1994, President and Chief Executive Officer of R-2 Medical Systems, Inc., a manufacturer of cardiac care devices, including disposables used in cardiac pacing. In partnership with Bart Gutekunst, this underperforming company was successfully turned around and sold to an industry participant.

          . Vice President of Marketing and Sales for Stereo Optical Company, a manufacturer of disposable and capital ophthalmic diagnostic devices from 1987 to 1992.

          . Director of Marketing and Sales of Tycos Life Sciences, Inc., a manufacturer of cardiovascular diagnostic and monitoring devices from 1985 to 1986 and was instrumental in the turnaround and ultimate sale of the company.

          . From 1980 to 1985, various marketing, new business development and product management positions with Davol, Inc., a division of C.R. Bard in the surgical and cardiovascular equipment area.

     Mr. Rabin currently serves as a director of BioVector, Inc., a medical distribution company. He received a Bachelor of Science degree in biology and a Master in Business Administration degree from the University of Illinois and Northwestern University, respectively.

     Robert T. Rylee, age 67, has been a member of the Board of Directors since November 1988. He practiced law from 1958 to 1969 and was a partner in the firm of Wood, Boykin, Rylee, and Walter from 1965 to 1969. In 1969, Mr. Rylee became the President and CEO of Wright Manufacturing Company, a manufacturer of orthopedic implants and instruments, a position he held until 1981 when he became a Dow Corning Incorporated U.S. Area Vice President and the General Manager of Health Care Business. On May 31, 1993, he retired as Vice President and Chairman of Health Care Business, a position he had held with Dow Corning Incorporated since 1986. He is currently a director of Clarus Medical Systems, which position he has held since September 1993.

     Tracey E. Young, age 43, has been a member of the Board of Directors since September 1995. She is the Founder and President of Elliot Young & Associates, Inc., a proprietary health care consulting concern, formed in 1987 to assist companies and investors in identifying, evaluating, capturing and managing strategic growth and financing opportunities in high technology health care markets. Ms. Young also held key consulting positions with The Wilkerson Group, both as the founding Associate Director of its Cardiovascular Market Intelligence Service and as an independent consultant to the firm. She also spent seven years in the pacemaker industry in senior marketing and strategic planning positions with Telectronics Pacing Systems and Intermedics.

     Terry McMahon, age 48, became the Company's Vice President of Regulatory Affairs and Quality Assurance in November 1994. Prior to joining the Company, Mr. McMahon was employed as the Manager of

Regulatory and Technical Affairs with Xomed-Treace, Inc. from 1991 to December 1994. He joined Xomed in 1990 as Manager of Clinical Affairs where he managed clinical and preclinical (animal) studies to demonstrate the safety and efficacy of devices for head and neck surgery. Subsequent responsibilities included the preparation of all regulatory filings for establishing and maintaining market clearance for the company's product line. Prior to his employment with Xomed-Treace, he served in a variety of managerial positions in Regulatory and Technical Affairs for companies involved in medical device implants.

     William Wharton, age 50, was appointed Vice President of Manufacturing and Facilities in March 1996. Mr. Wharton had previously served the Company as Vice President of Operations since February 1994 and as Vice President of Quality Assurance since 1985. Mr. Wharton joined the Company in 1982 as Director of Quality Assurance. Before joining the Company, he was employed as a Quality Assurance Supervisor for at least five years by Medtronic, Inc., a major competitor in the cardiac pacing industry.

     W. Alan Walton, age 64, joined the Company Control Systems, Inc. in March, 1996 as Executive Vice President and Chief Operating Officer. Mr. Walton is a fellow of the Institute of Chartered Accountants in England and from March, 1995 to February, 1996 was engaged as a financial and operations consultant with Biosight, Inc. of Orchard Park, New York, a firm specializing in helping health care businesses enhance their performance. Prior to his experience with Biosight, he spent 19 years in senior financial and systems management positions with Dunlop Holdings PLC in the United Kingdom and the United States, including a position as General Manager, Group Information System with responsibility for Dunlop's global computing and communications.

     Jonathan S. Lee, age 46, a biomedical engineer, joined the management team at the Company, Inc. in May, 1996 and serves as Vice President - Research and Development. Prior to joining the Company, Mr. Lee spent 18 years in Research and Development, Regulatory Affairs and Marketing with Telectronics Pacing Systems, a leading pacemaker manufacturer. He established and managed Telectronics' worldwide service facilities and established Telectronic's US research and development presence in Denver, Colorado. Mr. Lee was also involved in International Marketing Management with Telectronics. Mr. Lee received a Bachelor of Engineering degree in Biomedical Engineering from the University NSW in Sidney, Australia. He also completed two years post graduate work in computer studies at the University NSW. He has been a member of the North American Society of Pacing and Electrophysiology since 1984.

     Kirk Kamsler, age 47, joined the Company in April 1996 as Director of Marketing and Sales. He has over 20 years of sales, sales management and marketing management experience with a variety of medical device companies, including Davis & Geck, Inc., Matrix Medical, Inc. and Marquette Electronics, Inc. Mr. Kamsler received a Bachelor of Arts degree from St. Lawrence University in Canton, New York.

     The Board of Directors is elected at each annual meeting of the stockholders. Each Director holds office until his successor is duly elected and qualified or until his earlier resignation or removal, with or without cause, at any duly noticed special meeting of the stockholders of the Company by the affirmative vote of a majority of the shares then entitled to vote at an election of directors.

     Under the bylaws of the Company, officers are elected annually by the Board of Directors at the meeting of the Board of Directors following the annual meeting of the stockholders. Each officer holds office until his or her successor has been chosen and qualified, or until his or her death, resignation or removal, with or without cause, by the Board of Directors.

     None of the Directors or Executive Officers of the Company is a director of any company, other than the Company, with a class of equity securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Bart C. Gutekunst who is Chairman of the Board of American Consolidated Laboratories, Inc., Larry Haimovitch who is a director of Electro-Pharmacology, Inc. and Alan J. Rabin and William H. Burns who are directors of American Consolidated Laboratories, Inc.

     SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Each Director and Executive Officer, and each person owning beneficially more than ten (10%) percent of a registered class of the Company's equity securities, is required to file reports of ownership and changes in ownership with the SEC, and furnish the Company with copies of all such reports. A late report was filed for Phillip R. Beutel, director, with respect to a reinstated stock option grant .

ITEM 10.  DIRECTORS' AND EXECUTIVE OFFICERS' COMPENSATION

     EXECUTIVE REMUNERATION. The following table sets forth information about the compensation paid or accrued by the Company during the fiscal years ended March 31, 1998, 1997, and 1996 to the Company's Chief Executive Officers and any other Executive Officer whose aggregate compensation exceeded $100,000 in fiscal 1998.

                                                  SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------
                                                                                              LONG-TERM
                                                                                            COMPENSATION
                                                               ANNUAL COMPENSATION             AWARDS

                             Fiscal Year                                      Other           Securities
Name and Principal              Ended                                         Annual          Underlying         All Other
     Position                 March 31      Salary           Bonus        Compensation         Options         Compensation
-------------------------------------------------------------------------------------------------------------------------------
Alan J. Rabin                   1998       $150,624            -                              12,559/(1)/      $    559/(2)/
(President, CEO,                1997       $146,000            -                              12,000/(3)/      $    521/(4)/
Director)                       1996       $110,000      $ 10,000/(5)/                        20,000/(6)/      $ 26,349/(7)/
-------------------------------------------------------------------------------------------------------------------------------
Bart C. Gutekunst               1998       $ 48,624            -                              10,906/(8)/      $ 15,934/(9)/
(Chairman of the Board)         1997       $ 48,000            -                              10,000/(3)/      $11,313/(10)/
                                1996       $ 48,000            -                              15,000/(6)/      $ 8,700/(11)/
-------------------------------------------------------------------------------------------------------------------------------
Kirk D. Kamsler                 1998       $ 93,928      $ 10,200/(12)/                        8,000/(13)/           -
(Vice President Sales)          1997       $ 81,104            -                              10,000/(14)/     $45,000/(15)/
                                1996                           -                                   -                 -
-------------------------------------------------------------------------------------------------------------------------------
Jonathan S. Lee                 1998       $100,514      $ 10,920/(16)/                        8,000/(13)/           -
(Vice President                 1997       $ 80,596            -                              10,000/(17)/     $33,460/(15)/
Engineering)                    1996           -               -                                   -                 -
-------------------------------------------------------------------------------------------------------------------------------

(1) This includes options to purchase 12,000 shares of common stock in the Company at $1.00 exercisable immediately and a warrant to purchase 559 shares of common stock in the Company at $.0.18.

(2) This represents interest on a Security Agreement and Promissory Note between Alan J. Rabin and the Company dated April 15, 1997.

(3) On August 22, 1996, the Board of Directors awarded these options to purchase shares of common stock in the Company at $3.50 per share, exercisable on March 31, 1997.

(4) This represents interest received prior to conversion of the Debentures to stock.

(5) In addition to his salary, Mr. Rabin is entitled to a performance bonus. This represents the performance bonus paid in respect of Mr. Rabin's services during the year ended March 31, 1996.

(6) On May 5, 1995, the Board of Directors awarded these options to purchase shares of common stock of the Company at $3.63 per share. The options are now exercisable.

(7) This represents reimbursement of relocation expenses, $21,549, paid to Mr. Rabin pursuant to his employment agreement and consulting fees in connection with debenture financing, $4,800.

(8) These include options to purchase 8,000 shares of common stock in the Company at $1.00 exercisable immediately and a warrant to purchase 2,906 shares of common stick in the Company at $0.18.

(9) This represents interest of $2,906 on two security agreements and promissory notes between Bart C. Gutekunst and the Company dated March 24, 1997 and April 21, 1997, and consulting fees related to the Coast financing in the amount of $13,028.

(10) This includes $7,500 in connection with his facilitating the Grupo Taper Distributor and Sirrom mortgage agreements. It also includes $3,292 of interest paid on a $100,000 secured promissory note, and $521 of interest paid on debentures held prior to the conversion of the debentures to stock.

(11) This represents consulting fees in connection with the Debenture financing.

(12) In addition to his salary, Mr. Kamsler received a performance bonus. This represents the performance bonus paid in respect of Mr. Kamsler's services during the year ended March 31, 1997.

(13) This represents options to purchase 8,000 shares of common stock in the Company at $1.00 exercisable immediately.

(14) Upon execution of his employment agreement with the Company, Mr. Kamsler was granted options to purchase 10,000 shares of common stock of the Company at $3.50 per share, exercisable one third on April 21, 1997, one third on April 21, 1998 and one third on April 21, 1999.

(15) This represents reimbursement of relocation expenses paid pursuant to an employment agreement.

(16) In addition to his salary, Mr. Lee received a performance bonus. This represents the performance bonus paid in respect of Mr. Lee's services during the year ended March 31, 1997.

(17) Upon execution of his employment agreement with the Company, Mr. Lee was granted options to purchase 10,000 shares of common stock of the Company at $3.50 per share, exercisable one third on May 5, 1997, one third on May 5, 1998 and one third on May 5, 1999.

     The following table sets forth information concerning options granted during the fiscal year ended March 31, 1998 to those persons named in the preceding Summary Compensation Table.


                       OPTION GRANTS IN LAST FISCAL YEAR

---------------------------------------------------------------------------------------------------------
                               Number of
                              Securities           % of Total
                              Underlying        Options Granted
                               Options          to Employees in       Exercise Price       Expiration
Name                           Granted            Fiscal Year            ($/share)            Date
---------------------------------------------------------------------------------------------------------
Bart C. Gutekunst               8,000/(1)/             9%                  $1.00            5/08/2002
Alan J. Rabin                  12,000/(1)/            14%                  $1.00            5/08/2002
Kirk D. Kamsler                 8,000/(1)/             9%                  $1.00            5/08/2002
Jonathan S. Lee                 8,000/(1)/             9%                  $1.00            5/08/2002
---------------------------------------------------------------------------------------------------------

(1)   These options are subject to immediate exercise.

  The following table sets forth information concerning the value of unexercised stock options at March 31, 1997 for those persons named in the Summary Compensation Table.

                  AGGREGATED OPTIONS IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

---------------------------------------------------------------------------------------------------------
                                                      Number of Securities      Value of Unexercised In-
                         Shares                      Underlying Unexercised       The-Money Options at
                       Acquired on     Value       Options at Fiscal Year End        Fiscal Year End
Name                    Exercise     Realized     Exercisable/Unexercisable(1)  Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------
Bart C. Gutekunst            -            -                   54,429/0                    $0/$0
Alan J. Rabin                -            -                   72,571/0                    $0/$0
Jonathan S. Lee              -            -               11,333/6,667                    $0/$0
Kirk D. Kamsler              -            -               11,333/6,667                    $0/$0

(1) These options have been adjusted to give effect to the Company's one for seven reverse stock split effected December 13, 1994.

COMPENSATION OF DIRECTORS

  For their service on the Board, each outside director is entitled to receive annually the sum of $3,000 and such number of shares of the Company's Common Stock that have a total value of $6,000 based on the average of the bid and ask prices of the Company's Common Stock on the OTC Bulletin Board Service as quoted on March 31, 1998. The Company accrued in respect of each of William Burns, Larry Haimovitch, Augusto Ocana, Robert Rylee and Tracey Young the sum of $3,000 and 13,953 shares of the Company's Common Stock for their services through fiscal year 1998.

EMPLOYMENT AGREEMENTS

  Mr. Alan J. Rabin is employed as the President and Chief Executive Officer of the Company pursuant to a three-year employment agreement dated as of October 13, 1994 amended by the Board of Directors at its meeting of May 15, 1996. As compensation thereunder, Mr. Rabin receives an annual salary of $150,000; reimbursement for business travel and other business expenses; and a bonus of up to 50% of his annual salary based on the performance of the Company. The employment agreement also provided reimbursement for Mr. Rabin's relocation and temporary living expenses, not to exceed $38,000 plus the cost associated with the moving of personal possessions and his family. His employment agreement provides a severance package under certain defined circumstances equal to the balance of the salary due under the employment agreement (payable in accordance with the Company's payroll practices) and a lump sum payment equal to nine months of his annual base salary then in effect, plus maintenance by the Company (to the extent permitted under plan documents) for nine months from the date of termination all benefit plans in which he was entitled to participate while an employee, or the equivalent. The nine-month lump sum severance payment is also payable to Mr. Rabin in the event his employment agreement is not renewed by the Company at the end of its term. Pursuant to his employment agreement, the Company awarded to Mr. Rabin a stock option for 28,571 shares of the Company's Common Stock at an exercise price of $3.50 per share, all of which are now exercisable immediately. Mr. Rabin's stock option agreement contains a change of control provision whereby in the event of a change in control of the Company, all outstanding options become immediately exercisable.

  Mr. Bart C. Gutekunst is employed as the Chairman of the Board of the Company pursuant to a three-year employment agreement dated as of October 13, 1994. As compensation thereunder, Mr. Gutekunst receives an annual salary of $48,000; reimbursement for business travel and other business expenses; and a bonus related to the Company's financial, capital raising and corporate development and acquisition activities in the form of the following transactional fees: 1% for debt and equity source, and 1% of the gross consideration for asset acquisitions or sales, which fees are payable to Mr. Gutekunst upon closing by the Company or its successor-in-interest of the applicable transaction. Pursuant to the employment agreement, Mr. Gutekunst received an option for 21,429 shares of the common stock of the Company at an exercise price of $3.50 per share, all of which are now exercisable. His employment agreement contains the same severance provisions as Mr. Rabin's employment agreement and his stock option contains the same change of control provision as Mr. Rabin's stock option agreement.

STOCK OPTION PLANS

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

  On January 19, 1995, the Board of Directors of the Company authorized the combination of the 1987 Plan and the 1992 Plan into one plan now known as the Combined 1987-1992 Non-Qualified Stock Option Plan ("Combined Option Plan").
The Combined Option Plan provides that all issued and outstanding stock option agreements under the previous plans shall be governed by the Combined Option Plan. Under the Combined Option Plan, the Company is authorized to issue options to employees, officers and directors to purchase up to a maximum of 400,000 shares of the Company's Common Stock. As of March 31, 1998, there were outstanding options for 373,927 shares under the Combined Plan, of which 309,857 shares were subject to options held by officers and directors at exercise prices ranging from $1.00 to $3.75 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  CERTAIN BENEFICIAL OWNERS. As of May 29, 1998, eighteen (18) stockholders were known by the Company beneficially to own five percent (5%) or more of the outstanding voting securities of the Company. The following table sets forth the indicated information as of May 29, 1998 with respect to each person known by the Company own beneficially to more than five percent (5%) (calculated in accordance with the guidelines promulgated by the Securities and Exchange Commission) of the 2,648,739 issued and outstanding shares of the Company Common Stock on that date.

-------------------------------------------------------------------------------------------------
Name and Address                                     Amount and Nature              Percent
of Beneficial Owner                             of Beneficial Ownership (1)      of Class (2)(3)
-------------------------------------------------------------------------------------------------
Phillip R. Beutel /(4)/                                      277,351                      10.38%
3 Chase Lane
Colorado Springs, CO 80906

Penfield Partners, L.P. /(5)/                                159,856                       6.00%
c/o William D. Witter, Inc.
150 E. 53rd Street
New York, New York 10022

Jeffrey Schuss                                               159,856                       6.00%
c/o William D. Witter, Inc.
150 E. 53rd Street
New York, New York 10022

William D. Witter                                            159,856                       6.00%
c/o William D. Witter, Inc.
150 E. 53rd Street
New York, New York 10022

Bradley Resources Company /(6)/                              452,280                      15.49%
107 John Street
Southport, CT 06490

George Holbrook, Jr.                                         452,280                      15.49%
107 John Street
Southport, CT 06490

James R. McGoogan                                            452,280                      15.49%
107 John Street
Southport, CT 06490

Richard V. Traister                                          452,280                      15.49%
107 John Street
Southport, CT 06490

ROI Partners /(7)/                                           143,399                       5.39%
353 Sacramento Street

San Francisco, CA 94111

Mitchell J. Soboleski                                      175,399                      6.59%
353 Sacramento Street
San Francisco, CA 94111

Mark T. Boyer                                              175,399                      6.59%
353 Sacramento Street
San Francisco, CA 94111

Austin W. Marxe /(8)/                                      541,194                     20.28%
153 East 53rd Street, Room 5101
New York, New York 10022

David Greenhouse /(9)/                                     520,725                     19.51%
153rd East 53rd Street, Room 5101
New York, New York 10022

Special Situations Fund III, L.P. /(10)/                   327,770                     12.25%
153 East 53rd St. Rm 5101
New York, New York 10022

Special Situations Cayman Fund, L.P. /(11)/                182,713                      6.87%
153 East 53rd St. Rm 5101
New York, New York 10022

Irwin Gruverman /(12)/                                     187,500                      6.61%
16 Tanglewood Road
Needham, MA 02194

Paul F. Glenn /(13)/                                       250,000                      8.62%
P.O. Box 50310
Santa Barbara, CA 93150-0310

Sirrom Capital /(14)/                                      350,000                     11.87%
St. Cloud Corner
500 Church Street, Suite 200
Nashville, TN 37219                           ---------------------------------------------------
                                                         5,420,138                    194.92%
                                              ===================================================

(1) Except as otherwise indicated, each person is the record owner of the shares indicated and possesses the sole voting and investment power with respect to such shares of common stock.

(2) Computations of percentage ownership of each individual treat warrants and options to purchase common stock exercisable within the next sixty days as though the shares subject thereto were issued and outstanding.

 (3)The same shares may be beneficially held by more than one owner, resulting in the total percentage of shares being greater than 100%.

(4) Includes options to purchase 14,286 shares and warrants to purchase 8,665 shares.

(5) Includes warrants to purchase 17,332 shares. Penfield Parnters,L.P. is a Delaware limited partnership. Pine Creek Advisors, L.P., a Delaware limited partnership, having its address c/o William D. Witter, Inc., 153 East 53rd Street, New York, New York 10022 is the general partner of Penfield Partners, L.P. The general partners of Pine Creek Advisors, L.P. are Mr. Schuss and William D. Witter, Inc., 153 East 53rd Street, New York, New York 10022. Mr. William D. Witter is the President of William D. Witter, Inc. and controls all shares controlled by William D. Witter, Inc. Through their control of Pine Creek Advisors, L.P., each of Mr. Schuss and Mr. Witter, acting individually, may vote and/or dispose of the shares held by Penfield Partners, L.P.

(6) Bradley Resources Company ("Bradley") is a partnership. Mr. Holbrook, Mr. McGoogan, and Mr. Traister are the general partners of Bradley. Each general partner, acting individually, may vote and/or dispose of all the shares held by Bradley. Bradley's shares include 181,898 shares held by Bradley directly, warrants to purchase 16,811 shares held by Bradley, options to purchase 3,571 shares held by Mr. Holbrook but beneficially owned by Bradley, and 250,000 convertible debentures held by Bradley.

(7) Mr. Soboleski and Mr. Boyer are the general partners in the partnerships holding the Company Common Stock as follows: 143,399 shares, including warrants to purchase 12,132 shares are held by ROI Parnters, 12,000 shares are held by ROI Offshore Fund, 6,000 shares are held by NAV LLC, 7,000 shares are held by Pleiades Investment Partners, and 7,000 shares are held by ROI & Lane, L.P. The address of each of the foregoing partnerships is 353 Sacramento Street, San Francisco, CA 94111. Each general partner, acting individually, may vote and/or dispose of all of the shares held by any of the foregoing partnerships.

(8) Mr. Marxe owns 28,111 shares directly. Special Situations Fund III, L.P. ("Special"), 153 East 53rd Street, Room 5101, New York, New York, 10022 owns 327,770 shares, including warrants to purchase 27,731 shares. Special Situations Cayman Fund ("Cayman"), 153 East 53rd Street, Room 5101, New York, New York 10022 owns 182,713 shares including warrants to purchase 10,399 shares. Mr. Marxe is President and Chief Executive Officer of AWM Investment Company, Inc. ("AWM"), 153 East 53rd Street, Room 5101, New York, New York 10022. MGP Advisors Limited Partnership ("MGP"), 153 East 53rd Street, Room 5101, New York, New York 10022 is the general partner of Special and AWM, in turn, is the general partner of MGP. Mr. Marxe, through AWM and MGP, has control over all shares held by Special. AWM is also the general partner of Cayman. Through AWM, Mr. Marxe has control over all shares held by Cayman. Control of shares held by Special and Cayman is shared with Mr. Greenhouse, the Executive Vice President of AWM. Each of Mr. Marxe and Mr. Greenhouse may, individually, vote and/or dispose of all shares held by Special and/or Cayman (see Footnote 9, below).

(9) Mr. Greenhouse owns 10,242 shares directly, including warrants to purchase 866 shares. Mr. Greenhouse is the Executive Vice President of AWM. Through MGP and AWM, Mr. Greenhouse has control over all shares held by Special. Through AWM, Mr. Greenhouse has control over all shares held by Cayman. Control is shared with Mr. Marxe. (see Footnote 8, above).

(10) For shares held of record by Special Situations Fund III, L.P., see Footnote 8, above. All shares owned by Special are controlled by Mr. Marxe and Mr. Greenhouse.

(11) For shares held of record by Special Situations Cayman Fund, see Footnote 8, above. All shares owned by Cayman are controlled by Mr. Marxe and Mr. Greenhouse.

(12) Includes convertible debentures convertible into 187,500 shares, of which 62,500 shares are held by Mr. Gruverman directly and 125,000 shares are held by G&G Diagnostics, L.P. II, a limited partnership ("G&G"). Mr. Gruverman is the general partner of G&G and has control of all shares held by G&G.

(13) Includes convertible debentures convertible into 250,000 shares.

(14) Includes warrants to purchase 300,000 shares.

     MANAGEMENT. The following table sets forth the number of shares of common stock beneficially owned by each Director of the Company as of May 29, 1998, and the percentage of the outstanding shares such ownership represented at the close of business on May 29, 1998 (according to information received by the Company), together with information as to stock ownership of all Directors and Executive Officers of the Company as a group as of May 29, 1998.

     ------------------------------------------------------------------------------------------------
     Name of Individual or                              Amount and Nature of             Percent
     Number of Persons in Group                      Beneficial Ownership(1)(3)        of Class (2)
     ------------------------------------------------------------------------------------------------
     William H. Burns............................                 24,274                   0.91%
     Bart C. Gutekunst...........................                 67,577                   2.50%
     Larry G. Haimovitch.........................                 33,841                   1.27%
     Augusto Ocana...............................                 11,174                   0.42%
     Alan J. Rabin...............................                 85,572                   3.14%
     Robert T. Rylee.............................                 43,699                   1.63%
     Tracey E. Young.............................                 23,491                   0.88%
     Jonathan S. Lee.............................                 19,667                   0.74%
     Kirk D. Kamsler.............................                 15,667                   0.59%
     All Directors and Executive Officers
       as a group (14 persons)...................                384,920                  13.03%
     ------------------------------------------------------------------------------------------------

(1) Except as otherwise indicated, each person is the record owner of the shares indicated and possesses the sole voting and investment power.

(2) Computations of percentage ownership of each individual and of the group treat warrants and options to purchase common stock exercisable within the next 60 days as though the shares subject thereto were issued and outstanding.

(3) Includes warrants and options exercisable within the next 60 days to purchase shares of common stock granted pursuant to the Company's Combined Option Plan (see "Item 10. Directors' and Executive Officers' Compensation-Stock Option Plans") as follows:

          -------------------------------------------------------------------------------------
          Name of Individual or                                                          Number
          Number of Persons in Group                                                  of shares
          -------------------------------------------------------------------------------------
          William H. Burns......................................................         13,000
          Bart C. Gutekunst.....................................................         58,201
          Larry G. Haimovitch...................................................         15,000
          Augusto Ocana.........................................................          7,000
          Alan J. Rabin.........................................................         73,996
          Robert T. Rylee.......................................................         36,429
          Tracey E. Young.......................................................         18,000
          Jonathan S. Lee.......................................................         14,667
          Kirk D. Kamsler.......................................................         14,667

          All Directors and Executive Officers as a group (14 persons)..........        304,579

          -------------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

  See "Employment Agreements" for a description of certain compensation arrangements.

  During the last calendar quarter of 1994, the Company raised $2,885,000 through a private placement of 5% Convertible Debentures (the "Debentures"). Interest payments have been made on March 31 and October 31 of each year, commencing March 31, 1995. The Debentures were to mature October 31, 1999. Effective March 31, 1996, the holders of the Debentures converted their Debentures into the Company's Common Stock at a conversion rate of $2.80 per share. Alan Rabin and Bart Gutekunst, President/Chief Executive Officer and Chairman of the Board, respectively, of the Company, each received 8,928 shares of the Company's Common Stock as a result of the conversion of the Debentures owned by them. Those beneficial owners holding 5% or more of the Company issued and outstanding Common Stock and the Common Stock they received upon conversion of their Debentures is as follows: Phillip R. Beutel, 89,285 shares; Special Situation Fund III, L.P., 285,714 shares; Penfield Partners, 178,571 shares; Bradley Resources Company, 173,214 shares; and ROI Partners, 125,000 shares. Pursuant to the terms of the Debentures, the Company filed with the SEC a registration statement on Form S-1 registering the the Company's Common Stock underlying the Debentures, which registration statement was declared effective by the SEC on April 27, 1995.

  In respect of their conversion of the Debentures, the Company issued warrants to the Debenture holders for an aggregate of 100,000 warrants (to be divided among the Debenture holders pro rata in accordance with their percentage interests in the Debentures). The warrants have a term of three years and are exercisable commencing March 31, 1996 at $5.00 per share.

  Upon the closing of the minimum offering of the Debentures, Alan J. Rabin and Bart C. Gutekunst entered into employment agreements with the Company on October 13, 1994. Previously, Mr. Gutekunst and Mr. Rabin had been consulting with and assisting the Company in preparing its business plan and in obtaining additional financing. On July 31, 1994, Mr. Gutekunst was appointed to the Board of Directors to fill a vacancy. On October 13, 1994, Mr. Gutekunst was appointed Chairman of the Board and Mr. Rabin was appointed the Company's President and Chief Executive Officer pursuant to their respective employment agreements. For consulting services rendered to the Company in connection with the development of the Company's new business plan and the Company's financing, Mr. Rabin and Mr. Gutekunst were paid consulting fees in the aggregate amount of $130,750.
Mr. Gutekunst and Mr. Rabin also participated in the Debenture financing discussed above, and each acquired Debentures in the amount of $25,000.

  In November 1995, the Company entered into an agreement with Biosight Inc., of which William H. Burns, Jr., a director of the Company, is President and principal stockholder. Under the agreement, Biosight Inc. provided consulting services regarding the Company's manufacturing processes and inventory planning. The agreement provided for payment of $30,000 in fees during the year ended March 31, 1996 plus reimbursement of approved out-of-pocket expenses, and future performance-related payments to be paid in stock and cash, provided certain goals are met. Upon earning $30,000 in performance-related payments (in combined cash and stock), the agreement provides for subsequent performance-based payments to be made in the Company Common Stock. On September 12, 1997, the Company issued 5,714 shares of the Company's Common Stock at $3.50 per share to William H. Burns, Jr., for performance-based payments of $20,000.

  During fiscal 1996, Tracey E. Young, a director of the Company, provided consulting services to the Company regarding development of international markets for the Company's products. In March 1996, the Board of Directors approved payment of $5,000 in consulting fees to Ms. Young together with a grant of a stock option for 5,000 shares, exercisable at $3.75 per share. In respect of consulting services, the Board approved royalty payments to Ms. Young of $100 per unit (each unit comprised of a pacemaker and lead) sold in Japan for the three year period following approval of the product by regulatory authorities in that country. As of May 29, 1998, Ms. Young has accrued approximately $1,500 in royalty fees, however, the Company has not made any royalty payments to her. Ms. Young has also provided the Company with consulting services on clinical studies and other matters which included assisting the Company in implementing its clinical studies for its single-lead DDD system, as well as performing due diligence on the Company's merger with Electro. As of December 26, 1997, Ms. Young has invoiced the Company approximately $100,000 for consulting services performed by her through such date.

  During fiscal 1996, the Company entered into a distribution agreement for the European market with Grupo Taper, S.A., Madrid, Spain ("Grupo Taper"). As part of the Distribution Agreement, Grupo Taper was permitted to designate a member of the Board of Directors of The Company. Through December 31, 1997, that member of the Board of Directors of the Company designated by Grupo Taper was Dr. Augusto Ocana, an executive officer of Grupo Taper. On January 1, 1998, Dr. Augusto Ocana left Grupo Taper's employ, and is therefore no longer Grupo Taper's designate on the Board of Directors of the Company. Dr. Augusto Ocano will, however, remain on the Board of Directors as an independent director. As of that time, Grupo Taper will then designate another individual as a non-voting member of the Board of Directors.

  On October 28, 1996, the Company executed a Security Agreement and Promissory Note with Bart C. Gutekunst, director and Chairman of the Board. Under the agreement and note, Mr. Gutekunst advanced the Company $108,247 at an annual interest rate of ten per cent (10%). This advance, plus accrued interest, was repaid to Mr. Gutekunst on February 14, 1997.

  On March 24, 1997, the Company executed a Security Agreement and Promissory Note with Bart C. Gutekunst, director and Chairman of the Board. Under the agreement and note, Mr. Gutekunst advanced the Company $100,000 at an annual interest rate of ten per cent (10%) plus the right to purchase one (1) share of restricted the Company Common Stock of the Company at an exercise price of eighteen cents ($0.18) per share for each one dollar ($1.00) of interest earned under the note. The note, plus accrued interest, was repaid to Mr. Gutekunst on June 16, 1997.

  On April 21, 1997, the Company executed a Security Agreement and Promissory Note with Bart C. Gutekunst, director and Chairman of the Board. Under the agreement and note, Mr. Gutekunst advanced the Company $68,553.65 at an annual interest rate of ten percent (10%) plus the right to purchase one (1) share of restricted common stock of the Company at an exercise price of eighteen cents ($0.18) per share for each one dollar ($1.00) of interest earned under the note. The note, plus accrued interest, was repaid to Mr. Gutekunst on June 16, 1997.

  On April 21, 1997, the Company executed a Security Agreement and Promissory Note with Alan J. Rabin, a director and President. Under the agreement and note, Mr. Rabin advanced the Company $32,429.18 at an annual interest rate of ten percent (10%) plus the right to purchase one (1) share of restricted common stock of the Company at an exercise price of eighteen cents ($0.18) per share for each one dollar ($1.00) of interest earned under the note. The note, plus accrued interest, was repaid to Mr. Rabin on June 16, 1997.

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

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)  EXHIBITS

       The following Exhibits are filed as part of this Form 10-KSB:

-------------------------------------------------------------------------------------------------------------
Exhibit                                      Sequential Page Number or
Number    Description                        Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------
3.0       Certificate of Incorporation of    Exhibit 3.0 to Amendment No. 1 to Form S-1 Registration
          the Company, as amended            Statement filed on February 1, 1988, Registration No.
                                             33-16490 and Form 10-K for the year ended March 31,
                                             1990, File No. 0-14653

3.1       Amendment to Certificate of        Exhibit 3.1 to Form S-1 Registration Statement filed on
          Incorporation                      March 2, 1995, Registration No. 33-89938

3.2       By-Laws of the Company             Exhibit 3.1 to Form S-18 Registration Statement filed on
                                             October 16, 1985, Registration No. 33-9208

3.3       Amendment to Bylaws                Exhibit 3.3 to Form S-1 Registration Statement filed on
                                             March 2, 1995, Registration No. 33-89938

4.0       Form of Common Stock Certificate   Exhibit 4.0 to Form S-1 Registration Statement filed on
                                             March 2, 1995, Registration No. 33-89938

4.1       Form of Sales Representative       Exhibit 4.13 to Form 10-Q for the Quarter Ended
          Stock Option Agreement             September 30, 1988, File No. 0-14653

4.2       Cardiac Control Systems, Inc. 5%   Exhibit 4.15 to Form 8-K Current Report dated October
          Convertible Debenture due          11, 1994, File No. 0-14653
          October 31, 1999

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

-------------------------------------------------------------------------------------------------------------
Exhibit                                      Sequential Page Number or
Number    Description                        Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------
10.0      License Agreement between          Exhibit 10.1 to Form 10-Q for the Quarter Ended
          Hughes/Bertolet and the Company    September 30, 1986, File No. 0-14653

10.1      Settlement Agreement and Release   Exhibit 10.2 to Form 10-K for the Year Ended March 31,
          between Applied Cardiac            1990, File No. 0-14653
          Electro-physiology and the
          Company

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

10.7      Agreement between LEM Biomedica,   Exhibit 10.13 to Form 10-Q for the Quarter Ended
          s.r.l. and the Company, dated      December 31, 1994, File 0-14653
          October 1, 1994

10.8      Agreement between the Company      Exhibit 10.12 to Form S-1 Registration Statement filed
          and Alan J. Rabin and Bart C.      on March 2, 1995, Registration No. 33-89938
          Gutekunst dated July 1, 1994

10.9      Form of Indemnification            Exhibit 10.13 to Form S-1 Registration Statement filed
          Agreement between the Company      on March 2, 1995, Registration No. 33-89938
          and each Director, executed
          December 1994

10.10     Employment Agreement between       Exhibit 10.14 to Form S-1 Registration Statement filed
          Robert R. Brownlee and the         on March 2, 1995, Registration No. 33-89938
          Company dated as of October 1,
          1994

-------------------------------------------------------------------------------------------------------------
Exhibit                                      Sequential Page Number or
Number    Description                        Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------
10.11     Loan and Security Agreement        Exhibit 10.1 to Form 8-K Current Report, dated March 31,
          between the Company and Sirrom     1995, File No. 0-14653
          Capital Corporation, dated March
          31, 1995

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

10.15     Subordination Agreement between    Exhibit 10.5 to Form 8-K Current Report, dated March 31,
          the Company Sirrom Capital         1995, File No. 0-14653
          Corporation, and the
          Debentureholders, dated March
          31, 1995

10.16     Promissory Note and Security       Exhibit 10.16 to Form 10-QSB for the Quarter ended
          Agreement between Sulzer           September 30, 1995, File No. 0-14653
          Intermedics Inc. and the Company
          dated October 20, 1995

10.17     Amendment 2 to Supply Contract     Exhibit 10.17 to Form 10-QSB for the Quarter ended
          between Sulzer Intermedics         September 30, 1995, File No. 0-14653
          Inc.and the Company, October 20,
          1995 dated

10.18     Amendment 2 to License Agreement   Exhibit 10.18 to Form 10-QSB for the Quarter ended
          between Sulzer Intermedics Inc.    September 30, 1995, File No. 0-14653
          and the Company, dated October
          20, 1995

10.19     Distribution Agreement between     Exhibit 10.19 to Form 10-QSB for the Quarter ended
          Grupo Taper S.A. and the           December 31, 1995, File No. 0-14653
          Company, dated December 20, 1995

-------------------------------------------------------------------------------------------------------------
Exhibit                                      Sequential Page Number or
Number    Description                        Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------
10.20     Distribution Agreement between     Exhibit 10.20 to Form 10-QSB for the Quarter ended
          LEM Biomedica s.r.l. and the       September 30, 1996, File No. 0-14653
          Company,dated October 1,1996.

10.21     Security Agreement and Secured     Exhibit 10.21 to Form 10-QSB for the Quarter ended
          Promissory Note between Bart C.    December 31, 1996, File No. 0-14653
          Gutekunst and the Company, dated
          October 28, 1996.

10.22     Security Agreement  and Secured    Exhibit 10.22 to Form 10-QSB for the Quarter ended
          Promissory Note between Bart C.    December 31, 1997, File No. 0-14653
          Gutekunst and the Company, dated
          March 24, 1997.
          Security Agreement and Secured

10.23     Promissory Note between Alan J.    Exhibit 10.23 to Form 10-QSB for the Quarter ended June
          Rabin and the Company, dated       30, 1997, File No. 0-14653
          April 15, 1997.

10.24     Security Agreement and Secured     Exhibit 10.24 to Form 10-QSB for the Quarter ended June
          Promissory Note Between Bart C.    30, 1997, File No. 0-14653
          Gutekunst and the Company, dated
          April 21, 1997.

10.25     Loan and Security Agreement        Exhibit 10.1 to Form 8-K Current Report, dated June 13,
          Coast Business Credit and the      1997, File No. 0-14653
          Company, dated June 13, 1997.

10.26     $300,000 Secured Promissory Note   Exhibit 10.2 to Form 8-K Current Report, dated June 13,
          of the Company to Coast Business   1997, File No. 0-14653
          Credit, dated June 13, 1997.

10.27     $500,000 CAPEX Promissory Note     Exhibit 10.3 to Form 8-K Current Report, dated June 13,
          of the Company to Coast Business   1997, File No. 0-14653
          Credit, dated June 13, 1997.

10.28     Intercreditor and Subordination    Exhibit 10.4 to Form 8-K Current Report, dated June 13,
          Agreement between Coast Business   1997, File No. 0-14653
          Credit and Sirrom Capital
          Corporation

10.29     Mortgage and security Agreement    Exhibit 10.5 to Form 8-K Current Report, dated June 13,
          between the Company and Coast      1997, File No. 0-14653
          Business Credit

10.30     Security Agreement (Intellectual   Exhibit 10.6 to Form 8-K Current Report, dated June 13,
          Property) between the Company      1997, File No. 0-14653
          and Coast Business Credit

-------------------------------------------------------------------------------------------------------------
Exhibit                                      Sequential Page Number or
Number    Description                        Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------
10.31     Grant of Security Interest         Exhibit 10.7 to Form 8-K Current Report, dated June 13,
          Patents in favor of Coast          1997, File No. 0-14653
          Business Credit

21.0      Subsidiaries of the Registrant     Included herewith

27.0      Financial Data Schedule            Included herewith
-------------------------------------------------------------------------------------------------------------

  Copies of the above-described exhibits will be furnished to the stockholders upon written request, addressed to President and Chief Executive Officer, Cardiac Control Systems, Inc., 3 Commerce Boulevard, Palm Coast, Florida 32164.

  (B) REPORTS ON FORM 8-K

      The following reports on Form 8-K were filed by the Company during the last quarter of the year ended March 31, 1998.

      The execution of an Agreement and Plan of Reorganization by and between the Company, Electro, and Sub was reported on Form 8-K on February 2, 1998. A First Amendment to the Agreement and Plan of Reorganization was executed on May 5th, 1998, and such event was reported on Form 8-K on May 21, 1998.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   By   /s/ Alan J Rabin
     ----------------------------------------
     Alan J. Rabin
     President and CEO, and a Director
     Dated: June 25, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on the date indicated. This reporting may be executed in multiple counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.


        /s/ Bart C. Gutekunst                Chairman of the Board
    -----------------------------------------
        Bart C. Gutekunst
        Dated: June 25, 1998


        /s/ Alan J. Rabin                    President and CEO, and a Director
    -----------------------------------------
        Alan J. Rabin
        Dated: June 25, 1998


        /s/ Tracey E. Young                  Director
    -----------------------------------------
        Tracey E. Young
        Dated: June 25, 1998


        /s/ William H. Burns                 Director
    -----------------------------------------
        William H. Burns
        Dated: June  25, 1998


        /s/ Larry G. Haimovitch              Director
    -----------------------------------------
        Larry G. Haimovitch
        Dated: June 25, 1998


        /s/ Robert T. Rylee                  Director
    -----------------------------------------
        Robert T. Rylee
        Dated: June 25, 1998

        /s/ Augusto Ocana                    Director
    -----------------------------------------
        Augusto Ocana
        Dated: June 25, 1998


        /s/ W. Alan Walton                   Executive Vice President, Chief
    ----------------------------------------- Operating Officer
        W. Alan Walton                        (Principal Accounting Officer)
        Dated: June 25, 1998

                               INDEX TO EXHIBITS

-------------------------------------------------------------------------------------------------------------
Exhibit                                      Sequential Page Number or
Number    Description                        Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------
3.0       Certificate of Incorporation of    Exhibit 3.0 to Amendment No. 1 to Form S-1 Registration
          the Company, as amended            Statement filed on February 1, 1988, Registration No.
                                             33-16490 and Form 10-K for the year ended March 31,
                                             1990, File No. 0-14653

3.1       Amendment to Certificate of        Exhibit 3.1 to Form S-1 Registration Statement filed on
          Incorporation                      March 2, 1995, Registration No. 33-89938

3.2       By-Laws of the Company             Exhibit 3.1 to Form S-18 Registration Statement filed on
                                             October 16, 1985, Registration No. 33-9208

3.3       Amendment to Bylaws                Exhibit 3.3 to Form S-1 Registration Statement filed on
                                             March 2, 1995, Registration No. 33-89938

4.0       Form of Common Stock Certificate   Exhibit 4.0 to Form S-1 Registration Statement filed on
                                             March 2, 1995, Registration No. 33-89938

4.1       Form of Sales Representative       Exhibit 4.13 to Form 10-Q for the Quarter Ended
          Stock Option Agreement             September 30, 1988, File No. 0-14653

4.2       Cardiac Control Systems, Inc. 5%   Exhibit 4.15 to Form 8-K Current Report dated October
          Convertible Debenture due          11, 1994, File No. 0-14653
          October 31, 1999

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

10.0      License Agreement between          Exhibit 10.1 to Form 10-Q for the Quarter Ended
          Hughes/Bertolet and the Company    September 30, 1986, File No. 0-14653

                                       43

-------------------------------------------------------------------------------------------------------------
Exhibit                                      Sequential Page Number or
Number    Description                        Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------

10.1      Settlement Agreement and Release   Exhibit 10.2 to Form 10-K for the Year Ended March 31,
          between Applied Cardiac            1990, File No. 0-14653
          Electro-physiology and the
          Company

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

10.7      Agreement between LEM Biomedica,   Exhibit 10.13 to Form 10-Q for the Quarter Ended
          s.r.l. and the Company, dated      December 31, 1994, File 0-14653
          October 1, 1994

10.8      Agreement between the Company      Exhibit 10.12 to Form S-1 Registration Statement filed
          and Alan J. Rabin and Bart C.      on March 2, 1995, Registration No. 33-89938
          Gutekunst dated July 1, 1994

10.9      Form of Indemnification            Exhibit 10.13 to Form S-1 Registration Statement filed
          Agreement between the Company      on March 2, 1995, Registration No. 33-89938
          and each Director, executed
          December 1994

10.10     Employment Agreement between       Exhibit 10.14 to Form S-1 Registration Statement filed
          Robert R. Brownlee and the         on March 2, 1995, Registration No. 33-89938
          Company dated as of October 1,
          1994

-------------------------------------------------------------------------------------------------------------
Exhibit                                      Sequential Page Number or
Number    Description                        Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------
10.11     Loan and Security Agreement        Exhibit 10.1 to Form 8-K Current Report, dated March 31,
          between the Company and Sirrom     1995, File No. 0-14653
          Capital Corporation, dated March
          31, 1995

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

10.15     Subordination Agreement between    Exhibit 10.5 to Form 8-K Current Report, dated March 31,
          the Company Sirrom Capital         1995, File No. 0-14653
          Corporation, and the
          Debentureholders, dated March
          31, 1995

10.16     Promissory Note and Security       Exhibit 10.16 to Form 10-QSB for the Quarter ended
          Agreement between Sulzer           September 30, 1995, File No. 0-14653
          Intermedics Inc. and the Company
          dated October 20, 1995

10.17     Amendment 2 to Supply Contract     Exhibit 10.17 to Form 10-QSB for the Quarter ended
          between Sulzer Intermedics         September 30, 1995, File No. 0-14653
          Inc.and the Company, October 20,
          1995 dated

10.18     Amendment 2 to License Agreement   Exhibit 10.18 to Form 10-QSB for the Quarter ended
          between Sulzer Intermedics Inc.    September 30, 1995, File No. 0-14653
          and the Company, dated October
          20, 1995

10.19     Distribution Agreement between     Exhibit 10.19 to Form 10-QSB for the Quarter ended
          Grupo Taper S.A. and the           December 31, 1995, File No. 0-14653
          Company, dated December 20, 1995

-------------------------------------------------------------------------------------------------------------
Exhibit                                               Sequential Page Number or
Number         Description                            Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------
10.20          Distribution Agreement between         Exhibit 10.20 to Form 10-QSB for the Quarter ended
               LEM Biomedica s.r.l. and the           September 30, 1996, File No. 0-14653
               Company,dated October 1,1996.

10.21          Security Agreement and Secured         Exhibit 10.21 to Form 10-QSB for the Quarter ended
               Promissory Note between Bart C.        December 31, 1996, File No. 0-14653
               Gutekunst and the Company, dated
               October 28, 1996.

10.22          Security Agreement  and Secured        Exhibit 10.22 to Form 10-QSB for the Quarter ended
               Promissory Note between Bart C.        December 31, 1997, File No. 0-14653
               Gutekunst and the Company, dated
               March 24, 1997.

               Security Agreement and Secured         Exhibit 10.23 to Form 10-QSB for the Quarter ended June
10.23          Promissory Note between Alan J.        30, 1997, File No. 0-14653
               Rabin and the Company, dated
               April 15, 1997.

10.24          Security Agreement and Secured         Exhibit 10.24 to Form 10-QSB for the Quarter ended June
               Promissory Note Between Bart C.        30, 1997, File No. 0-14653
               Gutekunst and the Company, dated
               April 21, 1997.

10.25          Loan and Security Agreement            Exhibit 10.1 to Form 8-K Current Report, dated June 13,
               Coast Business Credit and the          1997, File No. 0-14653
               Company, dated June 13, 1997.

10.26          $300,000 Secured Promissory Note
               of the Company to Coast Business       Exhibit 10.2 to Form 8-K Current Report, dated June 13,
               Credit, dated June 13, 1997.           1997, File No. 0-14653

10.27          $500,000 CAPEX Promissory Note         Exhibit 10.3 to Form 8-K Current Report, dated June 13,
               of the Company to Coast Business       1997, File No. 0-14653
               Credit, dated June 13, 1997.

10.28          Intercreditor and Subordination        Exhibit 10.4 to Form 8-K Current Report, dated June 13,
               Agreement between Coast Business       1997, File No. 0-14653
               Credit and Sirrom Capital
               Corporation

10.29          Mortgage and security Agreement        Exhibit 10.5 to Form 8-K Current Report, dated June 13,
               between the Company and Coast          1997, File No. 0-14653
               Business Credit

10.30          Security Agreement (Intellectual       Exhibit 10.6 to Form 8-K Current Report, dated June 13,
               Property) between the Company          1997, File No. 0-14653
               and Coast Business Credit

-------------------------------------------------------------------------------------------------------------
Exhibit                                               Sequential Page Number or
Number         Description                            Incorporation by Reference to
-------------------------------------------------------------------------------------------------------------
10.31          Grant of Security Interest             Exhibit 10.7 to Form 8-K Current Report, dated June 13,
               Patents in favor of Coast              1997, File No. 0-14653
               Business Credit

21.0           Subsidiaries of the Registrant

27.0           Financial Data Schedule