Form 10KSB/A
period 1998-03-31
CARDIAC CONTROL SYSTEMS INC
filed 1998-07-02
CIK 706507

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-KSB/A

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


                               BDO Seidman, LLP

Orlando, Florida
June 15, 1998

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                                   BALANCE SHEET

================================================================================

March 31,                                                                   1998
--------------------------------------------------------------------------------

ASSETS

CURRENT:
  Cash                                                                $   21,412
  Accounts receivable, net (Note 3)                                      673,673
  Inventories (Note 4)                                                 1,423,697
  Prepaid expenses                                                       207,563
--------------------------------------------------------------------------------


       TOTAL CURRENT ASSETS                                            2,326,345
--------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT, NET (Notes 5 and 7)                     1,974,096
--------------------------------------------------------------------------------


OTHER ASSETS:
  Deferred financing costs, less accumulated
   amortization of $238,248 (Note 8)                                     460,200
  Deferred license fees, less accumulated
   amortization of $43,333                                               156,667
  Deferred merger costs (Note 13)                                        320,450
  Other                                                                   79,220
--------------------------------------------------------------------------------


       TOTAL OTHER ASSETS                                              1,016,537
--------------------------------------------------------------------------------







                                                                      $5,316,978
================================================================================

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                                   BALANCE SHEET

==================================================================================================

March 31,                                                                                1998
--------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                            $  1,028,440
Due to related party (Note 6)                                                             106,000
         Accrued compensation                                                             257,912
         Accrued royalties (Note 11)                                                      226,906
         Other accrued expenses                                                            48,372
         Deposits payable                                                                 352,482
         Current portion of long-term debt (Note 7)                                     1,021,682
--------------------------------------------------------------------------------------------------

               TOTAL CURRENT LIABILITIES                                                3,041,794

LONG-TERM DEBT, less current portion (Note 7)                                           1,491,720
OTHER LIABILITIES                                                                          82,720
--------------------------------------------------------------------------------------------------

               TOTAL LIABILITIES                                                        4,616,234
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
                         ==============================================================================

                         All of the above warrants were exercisable at March 31, 1998, except for Grupo Taper, of which 25,000 are unexercisable. The warrants issued to Grupo Taper become exercisable according to the following schedule:
                         (i) 50,000 shares shall be exercisable one year after the Company achieves ISO and CE approval if the Distribution Agreement is still in force and if Grupo has achieved at least 60% of its forecasted sales commitment; (ii) 25,000 shares shall be exercisable after December 20, 1997 if the Distribution Agreement is in force and Grupo has achieved 60% of its forecasted sales commitment for the year ended December 20, 1997; and (iii) 25,000 shares

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                         shall be exercisable after December 20, 1998 if the Distribution Agreement is in force and if Grupo has achieved its forecasted sales commitment over the two-year period ending December 20, 1998. Certain of the above warrants contain "piggy-back" registration rights and anti-dilution provisions.

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