Form 10QSB
period 1998-06-30
CARDIAC CONTROL SYSTEMS INC
filed 1998-08-14
CIK 706507

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

                         ____________________________

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1998               COMMISSION FILE NUMBER 0-14653


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

As of July 31, 1998, 2,648,739 shares of the Registrant's common stock, $.10 par value, were outstanding.

                         CARDIAC CONTROL SYSTEMS, INC.

                             INDEX TO FORM 10-QSB
                                 JUNE 30, 1998
                                                                       Page No.
-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION


     Item 1.   Financial Statements

               Balance Sheet at June 30, 1998 (Unaudited)..................  3

               Statements of Operations and Accumulated Deficit for the
                 Three Months ended June 30, 1998 (Unaudited)..............  4

               Statements of Cash Flows for the
                 Three Months ended June 30, 1998 (Unaudited)..............  5

               Notes to Financial Statements...............................  6

     Item 2.   Management's Discussion and Analysis of Financial Position
               and Results of Operations................................... 10

PART II.  OTHER INFORMATION................................................ 18

     Item 5.   Other Information........................................... 18

     Item 6.   Exhibits and Reports on Form 8-K............................ 18

SIGNATURES................................................................. 19

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                         CARDIAC CONTROL SYSTEMS, INC.
                                 BALANCE SHEET
                                  (Unaudited)


                                                                                JUNE 30,
                                                                                  1998
----------------------------------------------------------------------------------------
ASSETS                                                                        (Unaudited)
      CURRENT ASSETS:
           Cash and cash equivalents.......................................       33,527
           Accounts and notes receivable...................................      560,529
           Inventories.....................................................    1,396,572
           Prepaid expenses................................................      254,710
----------------------------------------------------------------------------------------
                     TOTAL CURRENT ASSETS..................................    2,245,338
----------------------------------------------------------------------------------------
      PROPERTY, PLANT AND EQUIPMENT (NET)..................................    1,918,680
----------------------------------------------------------------------------------------
      OTHER ASSETS:

           Deferred financing costs, less accumulated
              amortization of $272,177.....................................      426,270
           Deferred license fees, less accumulated
               amortization of $53,333.....................................      146,667
           Deferred merger costs...........................................      427,372
           Other...........................................................       80,010
----------------------------------------------------------------------------------------
                     TOTAL OTHER ASSETS....................................    1,080,319
----------------------------------------------------------------------------------------
                     TOTAL ASSETS..........................................  $ 5,244,337
----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
           Accounts payable................................................  $ 1,160,095
           Due to related party............................................      102,522
           Accrued compensation............................................      308,874
           Accrued royalties...............................................      210,111
           Other accrued expenses..........................................       74,285
           Deposits payable................................................      352,481
           Notes and debt obligations payable within one year..............    1,112,862
----------------------------------------------------------------------------------------
                     TOTAL CURRENT LIABILITIES.............................    3,321,230
      8% CONVERTIBLE DEBENTURES............................................      300,000
      NOTES AND DEBT OBLIGATIONS PAYABLE AFTER ONE YEAR....................    1,503,038
      OTHER LIABILITIES....................................................       84,622
----------------------------------------------------------------------------------------
                     TOTAL LIABILITIES.....................................    5,208,890
----------------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY
           Common stock, $.10 par value, 30,000,000 shares authorized,
                2,648,739 shares issued...................................       264,874
           Additional paid in capital.....................................    22,337,797
           Accumulated deficit............................................   (22,567,224)
----------------------------------------------------------------------------------------
                     TOTAL STOCKHOLDERS' EQUITY...........................        35,447
----------------------------------------------------------------------------------------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $ 5,244,337
----------------------------------------------------------------------------------------
                See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                                  (Unaudited)

------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended June 30
                                                                               1998              1997
------------------------------------------------------------------------------------------------------
REVENUE
      Net sales.....................................................       $ 620,777         $ 852,288
      Royalty income................................................               0           697,125
                                                                       -------------------------------
            Total revenue...........................................         620,777         1,549,413
                                                                       -------------------------------
COSTS AND EXPENSES
      Cost of products sold.........................................         326,090           503,815
      Selling, general and administrative expenses..................         469,091           743,072
      Engineering, research and development expenses................         334,915           458,272
                                                                       -------------------------------
            Total cost and expenses.................................       1,130,096         1,705,159
                                                                       -------------------------------
OPERATING INCOME (LOSS).............................................        (509,319)         (155,746)
                                                                       -------------------------------
OTHER INCOME (EXPENSES)
      Interest income...............................................             317             5,983
      Interest expense..............................................        (156,295)          (82,586)
      Other income..................................................
                                                                       -------------------------------
            Total other income (expenses)...........................        (155,978)          (76,602)
                                                                       -------------------------------
NET INCOME (LOSS)...................................................        (665,297)         (232,348)

ACCUMULATED DEFICIT - BEGINNING OF PERIOD...........................     (21,901,927)      (20,662,217)
                                                                       -------------------------------
ACCUMULATED DEFICIT - END OF PERIOD.................................   $ (22,567,224)    $ (20,894,565)
                                                                       ===============================
NET INCOME (LOSS) PER COMMON SHARE..................................          $(0.25)           $(0.09)

AVERAGE NUMBER OF SHARES OUTSTANDING................................       2,648,739         2,619,371

                See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------
Three months ended June 30,                                                        1998                1997
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net loss                                                               $     (665,297)    $    (232,348)
     Adjustments to reconcile net loss to net
     cash used for operating activities:
         Depreciation and amortization                                             114,263           104,579
         Gain (loss) on fixed asset disposals                                            -              (671)
         Cash provided by (used for):
             Accounts receivable                                                   113,143          (273,180)
             Inventories                                                            27,124          (118,157)
             Prepaid expenses                                                      (47,147)         (158,281)
             Other assets                                                           (2,026)                -
             Accounts payable                                                      132,677          (199,755)
             Due to related parties                                                 (4,500)                -
             Accrued interest                                                        3,054                 -
             Accrued compensation                                                   50,356            36,253
             Accrued compensated absences                                              606            22,694
             Deposits payable                                                            -           184,011
             Other accrued expenses                                                  6,736            (7,359)
             Other liabilities                                                       1,230            15,456
                                                                            --------------------------------
Net cash provided by (used for) operating activities                              (269,781)         (626,758)
                                                                            --------------------------------
Cash flows from investing activities;
     Purchase of property, plant and equipment                                      (1,180)         (186,640)
     Deferred merger costs                                                        (106,922)                -
     Proceeds from sale of equipment                                                     -             4,260
     Increase in other assets                                                            -            (2,600)
                                                                            --------------------------------
Net cash provided by (used for) investing activities                              (108,102)         (184,980)
                                                                            --------------------------------
Cash flows from financing activities:
     Proceeds from notes and debt obligations payable                                    -
     Repayment of notes and debt obligations payable                                     -          (193,983)
     Proceeds from issuance of 8% convertible debenture                            300,000                 -
     Net borrowings on line of credit                                               56,225         1,138,359
     Proceeds from short term debt                                                  35,745                 -
     Repayments of long term debt                                                   (1,973)           (1,534)
     Debt issuance costs                                                                 -          (165,288)
                                                                            --------------------------------
Net cash provided by (used for) financing activities                               389,998           777,554
                                                                            --------------------------------
Net increase (decrease) in cash and cash equivalents                                12,115           (34,184)
Cash and cash equivalents, beginning of year                                        21,412           185,463
                                                                            --------------------------------
Cash and cash equivalents, end of period                                    $       33,527    $      151,279
                                                                            =================================
Supplemental cash flow information:
     Interest paid during the period                                        $      109,344    $       57,071

                See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - General

The accompanying balance sheet of Cardiac Control Systems, Inc. (the "Company") as of June 30, 1998, the related statements of operations and accumulated deficit for the three months ended June 30, 1998 and 1997, and the statements of cash flows for the three months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the Company at June 30, 1998, and the results of operations and the cash flows for the three months ended June 30, 1998.

Certain reclassifications have been made to the unaudited financial statements previously reported for the three months ended June 30, 1997 to conform with classifications used in the unaudited financial statements for the three months ended June 30, 1998.

The accompanying unaudited financial statements as of June 30, 1998 and for the three months ended June 30, 1998 and 1997 should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1998.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has a history of net losses and incurred a net loss for the three months ended June 30, 1998 of $665,297. The Company's ability to continue as a going concern is dependent upon the consummation of the proposed merger with Electro-Catheter Corporation (see Note 6 below) and the attainment of a profitable level of operations. The Company believes that continual development of new product and resultant sales growth is critical to attaining a profitable level of operations. Therefore, the Company is continuing its efforts to invest in development of its single lead technology and expand its sales volume, both domestically and internationally. Management believes that the Company has the potential to increase sales and ultimately achieve a profitable level of operations. Also, the Company is pursuing additional working capital to expand its market position and pursue development of new technologies. However, there is no assurance that the Company will be able to attain profitable operations and continue operations as a going concern.

NOTE 2 - Loss per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents have not been included for the three months ended June 30, 1998 and 1997, as their effect on the loss per share is anti-dilutive.

NOTE 3 - Inventories

Inventories at June 30, 1998 are summarized as follows:

-----------------------------------------------------------------------

                                                          June 30, 1998
                                                          -------------
                                                            (unaudited)

Raw materials and supplies............................    $     812,251
Work-in-process.......................................          341,668
Finished goods........................................          279,601
                                                          -------------
                                                              1,433,520
Reserve for obsolescence..............................           36,948
                                                          -------------
                                                          $   1,396,572
-----------------------------------------------------------------------

Finished goods inventories include approximately $135,427 of products consigned to customers and independent sales representatives at June 30, 1998.

NOTE 4 - Notes and Debt Obligations Payable

Notes and debt obligations consist of the following at June 30, 1998:

-------------------------------------------------------------------------------

                                                                  June 30, 1998
                                                                  -------------

Sirrom mortgage note, net of discount (A)........................ $   1,492,950
Coast Business Credit (B)........................................     1,069,523
Other............................................................        53,427
                                                                  -------------
                                                                      2,615,900
Amount payable within one year...................................     1,112,862
                                                                  -------------
Amount payable after one year.................................... $   1,503,038
-------------------------------------------------------------------------------

(A) On March 31, 1995, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Sirrom Capital Corporation ("Sirrom") and executed a $1,500,000 secured promissory note. Interest on the note is payable monthly at 13.5% per annum and principal is due on March 31, 2000. The note is secured by a first mortgage lien on all the Company's real and personal property, excluding inventory and accounts receivable, but including general intangibles such as its patents and royalties. The Loan Agreement restricts the Company from incurring additional indebtedness in excess of $200,000 annually without the lender's consent. In addition, the Company must give the lender advance notice of certain events, such as dividend payments, certain new stock issues, reorganizations, and merger or sale of substantially all assets.

         In connection with the Loan Agreement, the Company granted Sirrom warrants to purchase, initially, 100,000 shares of the Company's common stock at $.01 per share. An additional 50,000 warrants to purchase shares of common stock at $.01 per share will be granted to the lender upon each anniversary date, beginning March 31, 1997 through March 31, 1999, that any amount owed to Sirrom shall be outstanding. On March 31, 1997 and, again, on March 31, 1998, the Company granted Sirrom 50,000 additional warrants pursuant to the Loan Agreement. The Company recorded $279,000 (100,000 shares) in fiscal 1995, $71,376 (50,000 shares) in fiscal 1997 and $19,550 (50,000 shares) in fiscal 1998 as a debt discount with the offset to additional paid-in capital, representing the difference between the estimated fair market value of the underlying stock at the date of grant and $.01 per share. This has resulted in an effective interest rate of approximately 30% per annum on the Sirrom debt. The Sirrom note includes an unamortized debt discount of $7,050 at June 30, 1998.

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

         On June 11, 1998, the Company and CBC executed an amendment to the original Loan Agreement whereby CBC agreed to advance the Company a further Bridge Loan in the sum of $250,000 repayable on August 31, 1998. The interest rate on the Bridge Loan is equal to prime rate plus 5% per annum, calculated on the basis of a 360-day year for the actual number of days elapsed. The exercise price of the warrants to purchase 37,500 shares of stock granted under the Agreement dated June 13, 1997 was reduced from $4.00 to $0.40 and, in addition, CBC was granted warrants to purchase 25,000 shares of stock at $0.40, expiring June 30, 2002.

Aggregate notes and debt obligations outstanding at June 30, 1998 mature as follows: 1999 - $1,112,862; 2000 - $4,153; 2001 - $1,497,251; 002 - $1,634.


NOTE 5 - 8% Convertible Debentures From April 22 through May 4, 1998, the Company obtained $300,000 in interim financing from selected current investors through the issuance of an 8% convertible debenture, convertible to shares of stock at $0.40 per share. The debenture holders include two stockholders of Cardiac Control Systems, Inc., Mr. George Holbrook and Mr. A. Bruce Brackenridge. In return for their efforts, the exercise price of the option controlled by Mr. Holbrook to purchase 3,571 shares of the Company's common stock at $3.50 a share and the exercise price of the warrant controlled by Mr. Holbrook to purchase 16,811 shares of the Company's common stock at $5.00 a share were each reduced to $0.40 a share and the exercise price of the warrant held by Mr. Brackenridge to purchase 866 shares of the Company's common stock Company's common stock at $5.00 was reduced to $0.40. The Company is attempting to obtain an additional $250,000 on similar terms.


NOTE 6 - Probable Merger On October 27, 1997, the Company entered into a letter of intent with Electro Catheter Corporation, Inc (Electro), a New Jersey corporation, to effect a merger of a wholly-owned subsidiary of the Company ("Sub"), into and with Electro (the "Merger") as a result of which Electro will become a wholly-owned subsidiary of the Company.

To effectuate the Merger, the Company, Electro and Sub executed an Agreement and Plan of Reorganization dated January 20, 1998, as amended by a First Amendment to Agreement and Plan of Reorganization, dated May 5, 1998 and a Second Amendment to Agreement and Plan of Reorganization, dated August 7, 1998 (collectively, the "Merger Agreement"). Prior to consummation of the Merger, the Company will reorganize into a holding company structure, implemented in accordance with Section 251 (g) of the General Corporation Law of the State of Delaware, whereby the Company will become a direct wholly-owned subsidiary of Catheter Technology Group, Inc., a Delaware corporation and a holding company ("CTG"). CTG will succeed to all rights and obligations of the Company and the stockholders of the Company will become stockholders of CTG and will continue to hold their shares of common stock without any change in number, designation, terms or rights. The structure of the transaction contemplates that upon effectiveness of the Merger, holders of Electro's common stock, $.10 par value per share ("Electro Common Stock"), will receive one-fifth of a share of common stock, $.10 par value, of CTG for each share of Electro Common Stock held. No fractional shares will be issued in the Merger.

Consummation of the Merger and transactions contemplated thereby are subject to the satisfaction of certain conditions, including, among other things: (i) The approval and adoption of the Merger Agreement and the Merger by the stockholders of Electro; and (ii) the registration under the Securities Act of 1933, as amended, and all applicable state securities laws, of the shares of Cardiac Common Stock to be issued pursuant to the Merger.

Electro is based in Rahway, New Jersey, and is engaged in the business of the design, development, manufacture, marketing and sale of catheters and related devices utilized in connection with illnesses of the heart and circulatory system. The Company believes the Merger may allow certain efficiencies to improve operating performance and that the broader product line may provide for a more effective marketing and distribution process. There can be no assurance, however, that consummation of the Merger will occur, or that if it does, it will yield positive operating results in the future.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations


         The statements contained in this Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Additional written or oral forward looking statements may be made by Cardiac Control systems, Inc. (the "Company") from time to time in filings with the Securities and Exchange Commission or otherwise. Such statements may include, but not be limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate, "project," and similar expressions identify forward looking statements, which speak only as of the date such statement is made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and certain of which are beyond the Company's control and actual results may differ materially depending on a variety of important factors including the sources for sufficient capital to meet the Company's growth and operation, the ability of the Company to continually develop new, advanced products, the length of the regulatory review process for new or advanced products, the availability of raw materials, expansion of sales volume, changes in economic conditions, demand for the Company's products, and changes in the regulatory and competitive environment. Statements in this Form 10-QSB, including the Notes to the Financial Statements and "Management's Discussion and Analysis of Financial Position and Results of Operations", describe factors, among others, that could contribute to or cause such differences.

Liquidity and Capital Resources

         From April 22 through May 4, 1998, the Company obtained $300,000 in interim financing from selected current investors through the issuance of an 8% convertible debenture (the "Debenture"), convertible into shares of Company Common Stock at $0.40 per share. Two of the Debenture holders, Mr. George Holbrook and Mr. A. Bruce Brackenridge, are also holders of an option and warrants. In addition to receiving the Debenture, these two individuals also received a reduction in the exercise prices of their warrants and options. The exercise price of the option controlled by Mr. Holbrook to purchase 3,571 shares of Company Common Stock at $3.50 a share and the exercise price of the warrant controlled by Mr. Holbrook to purchase 16,811 shares of Company Common Stock at $5.00 a share were each reduced to $0.40 a share and the exercise price of the warrant held by Mr. Brackenridge to purchase 866 shares of Company Common Stock at $5.00 was reduced to $0.40. The Company is attempting to obtain an additional $250,000 on similar terms.

         On June 11, 1998, the Company and Coast executed an amendment to the original Coast Loan Agreement whereby Coast agreed to advance the Company a further bridge loan in the sum of $250,000 (the "Bridge Loan") due and payable on August 31, 1998. The interest rate on the Bridge Loan is equal to the prime rate plus 5% per annum, calculated on the basis of a 360-day year for the actual number of days elapsed. The exercise price of the warrant to purchase 37,500 shares of Company Common Stock granted under the Coast Loan Agreement dated June 13, 1997 was reduced from $4.00 to $0.40 and, in addition, Coast was granted a warrant to purchase 25,000 shares of Company Common Stock at an exercise price of $0.40, expiring June 30, 2002.

         Cash used by operations during the first quarter of fiscal 1998 was $269,781. Capital expenditures, repayment of long term debt and deferred merger costs additionally utilized $1,180, $1,972 and $106,922, respectively. Proceeds of debenture financing and short term borrowings were $300,000 and $35,745, respectively, and net borrowings on the Line of Credit with Coast were $56,225. Overall, positive cash flow for the first quarter of fiscal 1998 was $12,115.

         As of June 30, 1998, the Company had no commitments for the acquisition of capital assets. It had material commitments pursuant to certain inventory procurement contracts of $859,397 at June 30, 1998.

Results of Operations

Fiscal Quarter Ended June 30, 1998 Compared To Fiscal Quarter Ended June 30,
1997.

         Overview. The Company's total revenues for the first quarter of fiscal 1999 decreased 60% to approximately $621,000 from approximately $1.5 million for the first quarter of fiscal 1998. Sales decreased from approximately $852,000 to approximately $621,00 and royalties decreased from approximately $697,000 to zero. Royalty income represented royalty fees from Sulzer Intermedics Inc. ("Intermedics") pursuant to a license agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Royalty fees under this agreement terminated on January 22, 1998.

         Costs and expenses in the first quarter of fiscal 1999 decreased 32% to approximately $1.13 million from approximately $1.71 million in the first quarter of fiscal 1998, which, with the decrease in total revenues, resulted in an Operating Loss of $509,319 in the first quarter of fiscal 1999 as compared to an Operating Loss of $155,746 in the first quarter of fiscal 1998. Interest expense in the first quarter of fiscal 1999 increased to $156,295 from $82,585 in the first quarter of fiscal 1998. The pretax loss in the first quarter of fiscal 1999 increased to $665,297 from $232,348 in the first quarter of fiscal 1998.

         Sales. Total Sales in the first quarter of fiscal 1999 decreased by $257,340 or 27% to $620,777 from the level of $852,288 achieved in the first quarter of fiscal 1998. Pacemaker unit sales decreased by 49% and pacemaker dollar sales decreased by 46%. Sales of pacing electrode leads decreased by $208,230, which was largely offset by sales of $166,625 for the Company's newly introduced defibrillation electrode leads to a new original equipment manufacturer ("OEM") customer. Penetration of the Japanese market has, so far, been below expectations, but management believes that the long-term potential of the Japanese and Asian markets and the more effective marketing and distribution process intended to result from the proposed Merger warrant further perseverance in this area.

         Sales by geographic area for the first quarters of fiscal years 1999 and 1998 are as follows:

                           Geographic Area        1999        1998
                           ---------------        ----        ----

                    United States                $565,321   $781,009

                    International                 $55,456    $71,279
                                                 --------   --------
                                                 $620,777   $852,288
                                                 ========   ========

         Sales by product line for the first quarters of fiscal years 1999 and 1998 are as follows:

                          Product Line            1999        1998
                          ------------            ----        ----

                        Pacemakers              $244,062    $449,512

                        Electrode Leads         $344,024    $385,629

                        Other                    $32,691     $17,147
                                                --------    --------
                                                $620,777    $852,288
                                                ========    ========


         Royalty Income. Royalty Income represented royalty fees from Intermedics pursuant to a license agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Royalty fees under this agreement terminated on January 22, 1998.

         Cost of Products Sold. Cost of products sold in the first quarter of fiscal 1999 was $326,090, compared to $503,815 in the first quarter of fiscal 1998, representing a decrease of 35% as compared with a sales decrease of 27%, which improved the rate of gross margin from 41% to 47%. This improvement was largely due to improved overall selling prices in both the domestic and the international markets and manufacturing efficiencies.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $469,091 in the first quarter of fiscal 1999, representing a decrease of 37% from $743,072 in the first quarter of fiscal 1998. Selling expenses were $158,770 in the first quarter of fiscal 1999 compared to $346,377 in the first quarter of fiscal 1998, representing a decrease of 54%, largely due to a decrease of $137,764 in volume dependent sales commissions and royalty expenses. General and administrative expenses were $310,321 in the first quarter of fiscal 1999 compared to $396,695 in the first quarter of fiscal 1998 representing an decrease of 22% due largely to reduced employment costs.

         Engineering, Research and Development Expenses. Engineering, research and development expenses were $334,915 in the first quarter of fiscal 1999, representing a reduction of 27% from the level of $458,272 in the first quarter of fiscal 1998 due to reduced activity and employment costs.

         Other Income and Expenses. Interest income was $317 in the first quarter of fiscal 1999, compared to $5,983 in the first quarter of fiscal 1998. Total interest expense in the first quarter of fiscal 1999 increased to $156,295 from the level of $82,585 incurred during the first quarter of fiscal 1998, due largely to additional interest arising the first quarter of fiscal 1999 on the Coast Loan.

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

         European Economic Community ("EEC") nations have adopted universal standards as developed by the International Organization for Standordigation ("ISO") in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EEC which is evidenced by being granted the CE Mark. Standards for active implantable medical products were implemented January 1, 1993 with a transition period ending December 31, 1994. The Company Quality System received certification to the ISO 9002 on November 19, 1996. The CE Mark certification was issued by the Notified Body, TUV Product Services, of Munich, Germany, during the second quarter of fiscal 1996 for products intended for sale in Europe. the Company was audited in July 1997 by TUV Product Services as part of the annual review of the certified Quality System. As a result of the TUV Product Services audit the Quality System certificate was renewed. The Company is developing design control processes in preparation for a compliance audit to ISO 9001.

         Until March 1995, the Company was the only manufacturer commercially marketing single-lead atrial-controlled ventricular pacemakers. However, Intermedics, a competitor of the Company, received United States Food and Drug Administration ("FDA") clearance to commercially market a single-lead atrial-controlled ventricular pacemaker that it developed utilizing the Company's technology pursuant to license and supply agreements with the Company. Intermedics commenced marketing its new pacemakers in March 1995. In addition, other competitors have also commenced marketing competitive single-lead products.

         Although the introduction of the new single-lead pacemakers poses competition for the Company, management believes that the Company will benefit from such competition since the new competition will increase the visibility of single-lead, atrial-controlled ventricular pacemakers in the marketplace and thereby increase market acceptance of the product. Further, management believes that there is a sufficient market to accommodate both the Company's and other competitive pacemakers. The Company estimates its market share of pacing products to be about 0.25% of an estimated worldwide pacing systems market of $2 billion.

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

         The Company's ability to successfully compete with Intermedics and other pacemaker manufacturers will depend on the Company's ability to supply product and recruit and increase a quality sales force and continue to develop and release new advanced products. The Company historically has been restricted in its marketing capabilities due to financial constraints impeding its ability to supply products and recruit and train a sales force. However, the Company believes that the resources and products available with the Merger, and the associated funding to be obtained in connection with the Merger, will position the combined companies to be able to develop effective sales and marketing, and research and development programs.

         As discussed above, the manufacture for and sale of leads to Intermedics produces income for the Company. The Company sells electrode leads to Intermedics for its new systems under an amended and restated supply agreement that expires on August 1, 1998.

         It is anticipated that Intermedics will eventually develop its own manufacturing capability for electrode leads necessary for its new pacemakers. However, any such development will take time. Although the Company does not know how long it will take Intermedics to develop its own manufacturing capability, added to any such development period would be the time necessary to obtain FDA clearance of its manufacturing process. Thus, although the Company cannot guarantee that it will continue to supply Intermedics with products, the Company anticipates providing Intermedics with existing or new leads for the next few years without a supply agreement on the same or similar terms and conditions that the Company sells to other similar customers. However, in the event Intermedics receives FDA approval in a shorter time-frame than anticipated, or other events occur which causes a decrease in Intermedics' orders, the Company's business and operating results would be adversely affected.

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

         With respect to other material changes resulting from decisions by the material suppliers to discontinue supplying the medical device industry, e.g. DuPont, the FDA has indicated that such changes shall be handled on a case-by-case basis through the established product approval processes within the FDA. The availability of materials suitable for use in implantable medical devices is an industry-wide problem and is not unique to the Company or to the cardiovascular device segment of the industry. The Polymer Technology Group produces a product that meets manufacturing requirements and has been identified as a tentative replacement for the DuPont supplied material. Biocompatibility studies have been completed. Since the candidate replacement material is comprised of the same chemical composition as the DuPont material, it is expected that it will be comparable with respect to the performance characteristics and biocompatibility of the current material in use. Similarly, FDA approval of this replacement material is anticipated to be forthcoming based upon a satisfactory outcome of the testing performed. The Company believes, however, that it has a sufficient supply of the DuPont material to meet the Company's anticipated demand for the next several years.

         Suppliers of custom Application Specific Integrated Circuits ("ASICs") have advised the Company that the technology used to produce these ASICs will no longer be supported. As such, the Company placed one last bulk order to ensure the availability of sufficient ASICs to satisfy projected demands for product. The new pacing system under development will utilize appropriate new ASICs for the new system obviating the need for perpetual supply of the currently used ASICs.

         Probable Merger. On October 27, 1997, the Company entered into a letter of intent with Electro-Catheter Corporation, a New Jersey corporation ("Electro"), to effect a merger of a wholly-owned subsidiary of the Company ("Sub"), into and with Electro (the "Merger") as a result of which Electro will become a wholly-owned subsidiary of the Company.

         To effectuate the Merger, the Company, Electro and Sub executed an Agreement and Plan of Reorganization dated January 20, 1998, as amended by a First Amendment to Agreement and Plan of Reorganization, dated May 5, 1998 and a Second Amendment to Agreement and Plan of Reorganization, dated August 7, 1998 (collectively, the "Merger Agreement"). Prior to consummation of the Merger, the Company will effectuate a 1 for 5 reverse stock split (the "Reverse Split") whereby the number of outstanding shares of Company Common Stock will be reduced to approximately 530,000 shares. Concurrently with the Reverse Split, and prior to consummation of the Merger, the Company will reorganize into a holding company structure (the "Restructuring"), implemented in accordance with Section 251 (g) of the General Corporation Law of the State of Delaware, whereby the Company will become a direct, wholly-owned subsidiary of Catheter Technology Group, Inc., a Delaware corporation ("CTG"). CTG will succeed to all rights and obligations of the Company and the stockholders of the Company will become stockholders of CTG and will continue to hold their shares of common stock without any change in number, designation, terms or rights.

         Pursuant to the Merger Agreement, each outstanding share of common stock, $.10 par value, of Electro ("Electro Common Stock") will be converted into the right to receive one-fifth of a share of common stock, $.10 par value, of CTG ("CTG Common Stock"). No fractional shares of CTG Common Stock will be issued in the Merger, but cash will be paid in lieu of such fractional shares.

         Approximately 1,878,000 shares of CTG Common Stock will be issued to Electro stock holders in connection with the merger (the "Merger Shares"). The Merger will result in: (i) the reverse acquisition by Electro stock holders of CTG (as the successor issuer and parent holding company of the Company as a result of the Restructuring) due to the fact that immediately after the consummation of the Merger, the Merger Shares will represent an aggregate of approximately 55% of the outstanding shares of CTG Common Stock (after giving effect to the approximately 22% interest in CTG to be issued in connection with the contemplated public offering to occur simultaneous with and as a condition to the consummation of the Merger), based on the number of shares of CTG Common Stock outstanding at the completion of the Reverse Split and the Restructuring;
(ii) the combination of the current business operations and management of the Company and Electro; and (iii) the creation of a corporate structure, as a result of the Restructuring, which will facilitate the possible future acquisitions of or mergers with other companies with complimentary products which could be manufactured or sold through CTG.

         Electro is based in Rahway, New Jersey, and is engaged in the business of the design, development, manufacture, marketing and sale of catheters and related devices utilized in connection with illnesses of the heart and circulatory system. The Company believes the Merger may allow certain efficiencies to improve operating performance and that the broader product line may provide for a more effective marketing and distribution process. There can be no assurance, however, that consummation of the Merger will occur, or that if it does, it will yield positive operating results in the future.

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

         The Company has undertaken to review the potential impact of the Year 2000 Issue. Such assessment has included a review of the impact of the issue in primarily four areas: products, manufacturing systems, business systems and miscellaneous/ other areas. Based on the results of its initial review, the Company does not anticipate that the Year 2000 Issue will impact operations or operating results. The Company is in the process of testing its systems which may be affected by the Year 2000 Issue and estimates that all affected systems can be tested, upgraded and replaced before they cause any operational problems. This upgrading is estimated to take less than four man-months of effort. In order to insure Year 2000 compliance, the Company has created a task force to periodically review their areas of concern. This task force is to meet on a quarterly basis through the middle of year 2000. Management believes that the incremental costs associated with achieving Year 2000 compliance will not be material to the Company's operating results.

         The Company relies on its customers, suppliers, utility service providers, financial institutions and other partners in order to continue normal business operations. At this time, it is impossible to assess the impact of the Year 2000 Issue on each of these organizations. There can be no guarantee that the systems of other unrelated entities on which the Company relies will be corrected on a timely basis and will not have a material adverse effect on the Company. The Company's task force has identified the other organizations which are critical to the Company's continued operations. The Company intends to survey these organizations to determine the impact of the Year 2000 on their operations and their plans for addressing any potential concerns. The Company expects that this assessment will be completed in the fourth quarter of 1998 and expects that any issues will be resolved by the end of the second calendar quarter of 1999.

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

Recent Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

         In June 1998, the Financial Accounting Standards Board issued SFAS 133 Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge., the objective of which is to match the timing of gain or loss recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii)) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

         Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

PART II.  OTHER INFORMATION


Item 5.  Other Information

         In order to amend certain provisions of the Agreement and Plan of Reorganization dated January 20, 1998, as amended by a First Amendment to Agreement and Plan of Reorganization dated May 5, 1998, the Company, Electro and Sub executed a Second Amendment to Agreement and Plan of Reorganization dated August 7, 1998 (the "Amendment"). The Amendment provides, among other things, that: (i) the Company will effectuate the Reverse Split prior to consummation of the Merger and as a consequence, the holders of Electro Common Stock will receive one-fifth of a share of CTG Common Stock; (ii) an additional condition to the consummation of the Merger is that the affirmative vote of the holders of a majority of the shares of the Company Common Stock present in person or represented by proxy and entitled to vote at a special meeting of the stockholders of the Company shall have approved the Reversed Split and the Restructuring, and approved and adopted the Merger Agreement; (iii) the condition that the ratio of the closing bid price of a share of Company Common Stock to a share of Electro Common Stock shall not be greater than 2.00 nor less than .50 was deleted; and (iv) the date by which the Merger Agreement may be terminated by any party if the conditions to the consummation of the Merger are not met was extended to October 31, 1998. The Company still plans to consummate the merger after the occurrence of all conditions precedent.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits filed in Part II of this report are as follows:

                2.0 First Amendment to Agreement and Plan of Reorganization dated May 5, 1998.

                4.0    8% Convertible Debenture due April 24, 2003.

                10.0 Amendment to Loan Documents and Secured Promissory Note between the Company and Coast Business Credit.

                27.0   Financial Data Schedule.

         (b)    Reports on Form 8-K

                  A First Amendment to Agreement and Plan of Reorganization between the Company, Electro, and Sub was executed on May 5th, 1998, and such event was reported on Form 8-K on May 21, 1998.

                                  SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CARDIAC CONTROL SYSTEMS, INC.


Date:    August 13, 1998            By: /s/ Alan J. Rabin
                                       ---------------------------------------
                                       Alan J. Rabin, President and
                                       Chief Executive Officer

                               INDEX TO EXHIBITS

Exhibits
--------

2.0               First Amendment to Agreement and Plan of Reorganization dated
                  May 5, 1998.

4.0               8% Convertible Debenture due April 24, 2003.

10.0 Amendment to Loan Documents and Secured Promissory Note between the Company and Coast Business Credit.

27.0              Financial Data Schedule.