Form 10QSB/A
period 1998-06-30
CARDIAC CONTROL SYSTEMS INC
filed 1998-10-07
CIK 706507

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB A

                         ----------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1998               COMMISSION FILE NUMBER 0-14653


                         CARDIAC CONTROL SYSTEMS, INC.
            (Exact Name of Registrant as specified in its charter)

                         ----------------------------

          DELAWARE                                       74-2119162
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                3 COMMERCE BOULEVARD, PALM COAST, FLORIDA 32164
              (Address of Principal Executive Offices) (Zip Code)

                         ----------------------------

      Registrant's telephone number, including area code: (904) 445-5450


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                        ---       ---

As of July 31, 1998, 2,648,739 shares of the Registrant's common stock, $.10 par value, were outstanding.

                         CARDIAC CONTROL SYSTEMS, INC.

                             INDEX TO FORM 10-QSB
                                 JUNE 30, 1998


--------------------------------------------------------------------------------
                                                                        Page No.
--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheet at June 30, 1998 (Unaudited)                         3

          Statements of Operations and Accumulated Deficit for the
           Three Months ended June 30, 1998 (Unaudited)                      4

          Statements of Cash Flows for the
           Three Months ended June 30, 1998 (Unaudited)                      5

          Notes to Financial Statements                                      6

  Item 2. Management's Discussion and Analysis of Financial Position
           and Results of Operations                                        10

PART II.  OTHER INFORMATION                                                 18

  Item 5. Other Information                                                 18

  Item 6. Exhibits and Reports on Form 8-K                                  18

SIGNATURES                                                                  19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CARDIAC CONTROL SYSTEMS, INC.
                                 BALANCE SHEET
                                  (Unaudited)

------------------------------------------------------------------------------
                                                                   June 30,
                                                                     1998
------------------------------------------------------------------------------
ASSETS                                                            (Unaudited)
  CURRENT ASSETS:
    Cash and cash equivalents                                    $      33,527
    Accounts and notes receivable                                   560,529.45
    Inventories                                                   1,396,572.34
    Prepaid expenses                                                254,710.04
------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                      2,245,338.88
------------------------------------------------------------------------------
  PROPERTY, PLANT AND EQUIPMENT (NET)                             1,918,679.60
------------------------------------------------------------------------------
  OTHER ASSETS:
    Deferred financing costs, less accumulated
     amortization of $272,177                                       426,270.45
    Deferred license fees, less accumulated
     amortization of $53,333                                        146,666.69
    Deferred merger costs                                           427,371.57
    Other                                                            80,010.14
------------------------------------------------------------------------------
        TOTAL OTHER ASSETS                                        1,080,318.85
------------------------------------------------------------------------------
        TOTAL ASSETS                                             $   5,244,337
==============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable                                             $   1,160,095
    Due to related party                                            102,521.80
    Accrued compensation                                            308,874.26
    Accrued royalties                                               210,111.01
    Other accrued expenses                                           74,284.73
    Deposits payable                                                352,481.62
    Notes and debt obligations payable within one year            1,112,861.51
------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                 3,321,230.04
  8% CONVERTIBLE DEBENTURES                                         300,000.00
  NOTES AND DEBT OBLIGATIONS PAYABLE AFTER ONE YEAR               1,503,037.92
  OTHER LIABILITIES                                                  84,622.39
------------------------------------------------------------------------------
        TOTAL LIABILITIES                                         5,208,890.35
------------------------------------------------------------------------------
  STOCKHOLDERS' EQUITY
    Common stock, $.10 par value, 30,000,000 shares
      authorized, 2,648,739 shares issued                              264,874
    Additional paid in capital                                      22,337,797
    Accumulated deficit                                            (22,567,224)
------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                      35,447
------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   5,244,337
==============================================================================

                See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                                  (Unaudited)

------------------------------------------------------------------------------
                                                    Three Months Ended June 30
                                                        1998            1997
------------------------------------------------------------------------------
REVENUE
  Net sales                                        $    620,777    $   852,288
  Royalty income                                              0        697,125
                                                   ---------------------------
        Total revenue                                   620,777      1,549,413
                                                   ---------------------------

COSTS AND EXPENSES
  Cost of products sold                                 326,090        503,815
  Selling, general and administrative expenses          469,091        743,072
  Engineering, research and development expenses        334,915        458,272
                                                   ---------------------------
        Total cost and expenses                       1,130,096      1,705,159
                                                   ---------------------------

OPERATING INCOME (LOSS)                                (509,319)      (155,746)
                                                   ---------------------------

OTHER INCOME (EXPENSES)
  Interest income                                           317          5,983
  Interest expense                                     (156,295)       (82,586)
  Other income
                                                   ---------------------------
        Total other income (expenses)                  (155,978)       (76,602)
                                                   ---------------------------

NET INCOME (LOSS)                                      (665,297)      (232,348)

ACCUMULATED DEFICIT - BEGINNING OF PERIOD           (21,901,927)   (20,662,217)
                                                   ---------------------------

ACCUMULATED DEFICIT - END OF PERIOD                $(22,567,224)  $(20,894,565)
                                                   ===========================

NET INCOME (LOSS) PER COMMON SHARE                 $      (0.25)  $      (0.09)

AVERAGE NUMBER OF SHARES OUTSTANDING                  2,648,739      2,619,371

                See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

-------------------------------------------------------------------------------
Three months ended June 30,                               1998          1997
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(665,297)     $(232,348)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                        114,263        104,579
    Gain (loss) on fixed asset disposals                       -           (671)
    Cash provided by (used for):
      Accounts receivable                                113,143       (273,180)
      Inventories                                         27,124       (118,157)
      Prepaid expenses                                   (47,147)      (158,281)
      Other assets                                        (2,026)             -
      Accounts payable                                   132,677       (199,755)
      Due to related parties                              (4,500)             -
      Accrued interest                                     3,054              -
      Accrued compensation                                50,356         36,253
      Accrued compensated absences                           606         22,694
      Deposits payable                                         -        184,011
      Other accrued expenses                               6,736         (7,359)
      Other liabilities                                    1,230         15,455
                                                       ------------------------
Net cash provided by (used for) operating activities    (269,781)      (626,758)
                                                       ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment               (1,180)      (186,640)
  Deferred merger costs                                 (106,922)             -
  Proceeds from sale of equipment                              -          4,260
  Increase in other assets                                     -         (2,600)
                                                       ------------------------
Net cash provided by (used for) investing activities    (108,102)      (184,980)
                                                       ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes and debt obligations payable             -         93,893
  Repayment of notes and debt obligations payable              -       (193,983)
  Proceeds from issuance of 8% convertible debenture     300,000              -
  Net borrowings on line of credit                        56,225        (93,893)
  Proceeds from short term debt                           35,745              -
  Repayments of long term debt                            (1,973)        (1,534)
  Debt issuance costs                                          -       (165,288)
                                                       ------------------------
Net cash provided by (used for) financing activities     389,998       (360,804)
                                                       ------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      12,115        (34,184)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              21,412        185,463
                                                       ------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  33,527      $ 151,279
                                                       ========================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid during the period                      $ 109,344      $  57,071

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

NOTE 3 - INVENTORIES

Inventories at June 30, 1998 are summarized as follows:

     ----------------------------------------------------------------------
                                                              June 30, 1998
                                                              -------------
                                                               (unaudited)
     Raw materials and supplies...........................    $     812,251
     Work-in-process......................................          341,668
     Finished goods.......................................          279,601
                                                              -------------
                                                                  1,433,520
     Reserve for obsolescence.............................           36,948
                                                              -------------
                                                              $   1,396,572
     ----------------------------------------------------------------------

Finished goods inventories include approximately $135,427 of products consigned to customers and independent sales representatives at June 30, 1998.

NOTE 4 - NOTES AND DEBT OBLIGATIONS PAYABLE

Notes and debt obligations consist of the following at June 30, 1998:

     ----------------------------------------------------------------------
                                                              June 30, 1998
                                                              -------------
     Sirrom mortgage note, net of discount (A)..........      $   1,492,950
     Coast Business Credit (B)..........................          1,069,523
     Other..............................................             53,427
                                                              -------------
                                                                  2,615,900
     Amount payable within one  year....................          1,112,862
                                                              -------------
     Amount payable after one year......................      $   1,503,038
     ----------------------------------------------------------------------

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

    On June 11, 1998, the Company and CBC executed an amendment to the original Loan Agreement whereby CBC agreed to advance the Company a further Bridge Loan in the sum of $250,000 repayable on August 31, 1998. The interest rate on the Bridge Loan is equal to prime rate plus 5% per annum , calculated on the basis of a 360-day year for the actual number of days elapsed. The exercise price of the warrants to purchase 37,500 shares of stock granted under the Agreement dated June 13, 1997 was reduced from $4.00 to $0.40 and, in addition, CBC was granted warrants to purchase 25,000 shares of stock at $0.40, expiring June 30, 2002.

Aggregate notes and debt obligations outstanding at June 30, 1998 mature as follows: 1999 - $1,112,862; 2000 - $4,153; 2001 - $1,497,251; 2002 - $1,634.


NOTE 5 - 8% CONVERTIBLE DEBENTURES

From April 22 through May 4, 1998, the Company obtained $300,000 in interim financing from selected current investors through the issuance of an 8% convertible debenture, convertible to shares of stock at $0.40 per share. The debenture holders include two stockholders of Cardiac Control Systems, Inc., Mr. George Holbrook and Mr. A. Bruce Brackenridge. In return for their efforts, the exercise price of the option controlled by Mr. Holbrook to purchase 3,571 shares of the Company stock at $3.50 a share and the exercise price of the warrant controlled by Mr. Holbrook to purchase 16,811 shares of the Company stock at $5.00 a share were each reduced to $0.40 a share and the exercise price of the warrant held by Mr. Brackenridge to purchase 866 shares of the Company stock at $5.00 was reduced to $0.40. The Company is attempting to obtain an additional $250,000 on similar terms.


NOTE 6 - PROBABLE MERGER

On October 27, 1997, the Company entered into a letter of intent with Electro Catheter Corporation, Inc (Electro), a New Jersey corporation, to effect a merger of a wholly-owned subsidiary of the Company ("Sub"), into and with Electro (the "Merger") as a result of which Electro will become a wholly-owned subsidiary of the Company.

To effectuate the Merger, the Company, Electro and Sub executed an Agreement and Plan of Reorganization dated January 20, 1998, as amended by a First Amendment to Agreement and Plan of Reorganization, dated May 5, 1998 and a Second Amendment to Agreement and Plan of Reorganization, dated August 7, 1998 (collectively, the "Merger Agreement"). Simultaneously with the consummation of the Merger, the Company will reorganize into a holding company structure, whereby the Company will become a direct wholly-owned subsidiary of Catheter Technology Group, Inc., a Delaware corporation and a holding company ("CTG"). The stockholders of the Company will become stockholders of CTG and will continue to hold their shares of common stock without any change in number, designation, terms or rights. The structure of the transaction contemplates that upon effectiveness of the Merger, holders of Electro's common stock, $.10 par value per share ("Electro Common Stock"), will receive one-fifth of a share of common stock, $.10 par value, of CTG for each share of Electro Common Stock held. No fractional shares will be issued in the Merger.

Consummation of the Merger and transactions contemplated thereby are subject to the satisfaction of certain conditions, including, among other things: (i) The approval and adoption of the Merger Agreement and the Merger by the stockholders of Electro; and (ii) the registration under the Securities Act of 1933, as amended, and all applicable state securities laws, of the shares of CTG to be issued pursuant to the Merger.

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

         The interest and warrant provisions and other inducements which the Company is required to offer to obtain capital are becoming increasingly more burdensome. Interim financing of the Company pending the consummation of the Merger is extremely difficult to obtain. If the Company is unable to obtain additional interim financing it might not be able to survive until November, the expected time of consummation of the Merger.

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

         Sales. Total Sales in the first quarter of fiscal 1999 decreased by $257,340 or 27% to $620,777 from the level of $852,288 achieved in the first quarter of fiscal 1998. Pacemaker unit sales decreased by 49% and pacemaker dollar sales decreased by 46%. This decline reflects sales worldwide, and is due to loss of sales to competition because of the Company's lack of a pacemaker generator with rate response and other diagnostic features. Sales of pacing electrode leads decreased by $208,230, which was largely offset by sales of $166,625 for the Company's newly introduced defibrillation electrode leads to a new original equipment manufacturer ("OEM") customer. The decline in pacing lead sales was the result of a 59% decline in units reflecting a reduction both in complete systems sold (pacemakers with leads), as well as in leads sold to Intermedics. The reduction in sales to Intermedics is perceived to be due to the reduction of internal inventories maintained by Intermedics, as well as a reduction of sales of this product by Intermedics to its customers. Penetration of the Japanese market has, so far, been below expectations, but management believes that the long-term potential of the Japanese and Asian markets and the more effective marketing and distribution process intended to result from the proposed Merger warrant further perseverance in this area.

         Sales by geographic area for the first quarters of fiscal years 1999 and 1998 are as follows:

       GEOGRAPHIC AREA                1999        1998
       ---------------              --------    --------
    United States                   $565,321    $781,009

    International                   $ 55,456    $ 71,279
                                    --------    --------
                                    $620,777    $852,288
                                    ========    ========

         Sales by product line for the first quarters of fiscal years 1999 and 1998 are as follows:

       PRODUCT LINE                   1999        1998
       ------------                 --------    --------
    Pacemakers                      $244,062    $449,512

    Electrode Leads                 $344,024    $385,629

    Other                           $ 32,691    $ 17,147
                                    --------    --------
                                    $620,777    $852,288
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

         To effectuate the Merger, the Company, Electro and Sub executed an Agreement and Plan of Reorganization dated as of January 20, 1998, as amended by a First Amendment to Agreement and Plan of Reorganization, dated as of May 5, 1998 and a Second Amendment to Agreement and Plan of Reorganization, dated as of August 7, 1998 (collectively, the "Merger Agreement"). Prior to consummation of the Merger, the Company will effectuate a 1 for 5 reverse stock split (the "Reverse Split") whereby the number of outstanding shares of Company Common Stock will be reduced to approximately 530,000 shares. Simultaneously with the consummation of the Merger, the Company will reorganize into a holding company structure (the "Restructuring") whereby the Company will become a direct, wholly-owned subsidiary of Catheter Technology Group, Inc., a Delaware corporation ("CTG"). The stockholders of the Company will become stockholders of CTG and will continue to hold their shares of common stock without any change in number, designation, terms or rights.

         Pursuant to the Merger Agreement, each outstanding share of common stock, $.10 par value, of Electro ("Electro Common Stock") will be converted into the right to receive one-fifth of a share of common stock, $.10 par value, of CTG ("CTG Common Stock"). No fractional shares of CTG Common Stock will be issued in the Merger, but cash will be paid in lieu of such fractional shares.

         Approximately 1,278,000 shares of CTG Common Stock will be issued to Electro stock holders in connection with the merger (the "Merger Shares"). The Merger will result in: (i) the reverse acquisition by Electro stock holders of CTG (as the successor issuer and parent holding company of the Company as a result of the Restructuring) due to the fact that immediately after the consummation of the Merger, the Merger Shares will represent an aggregate of approximately 55% of the outstanding shares of CTG Common Stock (after giving effect to the approximately 22% interest in CTG to be issued in connection with the contemplated public offering to occur simultaneous with and as a condition to the consummation of the Merger), based on the number of shares of CTG Common Stock outstanding at the completion of the Reverse Split and the Restructuring; and (ii) the combination of the current business operations and management of the Company and Electro.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS 133 Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii)) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

         Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

PART II.  OTHER INFORMATION

Item 5.  Other Information

         In order to amend certain provisions of the Agreement and Plan of Reorganization dated as of January 20, 1998, as amended by a First Amendment to Agreement and Plan of Reorganization dated as of May 5, 1998, the Company, Electro and Sub executed a Second Amendment to Agreement and Plan of Reorganization dated August 7, 1998 (the "Amendment"). The Amendment provides, among other things, that: (i) the Company will effectuate the Reverse Split prior to consummation of the Merger and as a consequence, the holders of Electro Common Stock will receive one-fifth of a share of CTG Common Stock; (ii) an additional condition to the consummation of the Merger is that the affirmative vote of the holders of a majority of the outstanding shares of the Company Common Stock entitled to vote at a special meeting of the stockholders of the Company shall have approved the Reversed Split and the Restructuring, and ratified, approved and adopted the Merger Agreement; (iii) the condition that the ratio of the closing bid price of a share of Company Common Stock to a share of Electro Common Stock shall not be greater than 2.00 nor less than .50 was deleted; and (iv) the date by which the Merger Agreement may be terminated by any party if the conditions to the consummation of the Merger are not met was extended to October 31, 1998. The Company still plans to consummate the Merger after the occurrence of all conditions precedent.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits filed in Part II of this report are as follows:

              2.0 First Amendment to Agreement and Plan of Reorganization dated May 5, 1998.

              4.0      8% Convertible Debenture due April 24, 2003.

              10.0     $250,000 Bridge Loan Agreement between the Company and
                       Coast.

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

                                            CARDIAC CONTROL SYSTEMS, INC.


Date:    October 7, 1998                    By: /s/ Alan J. Rabin
                                                ----------------------------
                                                Alan J. Rabin, President and
                                                   Chief Executive Officer

                               INDEX TO EXHIBITS

Exhibits
--------
2.0             First Amendment to Agreement and Plan of Reorganization dated
                May 5, 1998.

4.0             8% Convertible Debenture due April 24, 2003.

10.0            $250,000 Bridge Loan Agreement between the Company and Coast.

27.0            Financial Data Schedule.