Form 10KSB40/A
period 1998-03-31
CARDIAC CONTROL SYSTEMS INC
filed 1998-10-08
CIK 706507

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-KSB A
                         ----------------------------

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

                         -----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $.10 par value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The issuer's revenues for its fiscal year ended March 31, 1998 were $5,886,309.

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

      Transmittal Small Disclosure format.      YES ___  NO  X
                                                            ---
                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None
--------------------------------------------------------------------------------

                                    PART I

ITEM 1.   BUSINESS

     GENERAL. Cardiac Control Systems, Inc. (the "Company") was incorporated as Supramedics, Inc. on June 20, 1980 under the laws of the State of Delaware and on August 28, 1980 changed its name to Cardiac Control Systems, Inc. to more accurately reflect the business of the Company. The Company is engaged in the design, development, manufacture, marketing, and sale of implantable cardiac pacing systems. These systems consist of single-chamber, dual-chamber and single-lead, atrial-controlled ventricular cardiac pacemakers together with connecting electrode leads and equipment for the external programming and monitoring of the pacemakers. The Company has received clearance from the Food and Drug Administration of the United States Department of Health and Human Service ("FDA") to distribute commercially a line of single-chamber and dual-chamber pacemaker systems and a single-lead atrial-controlled ventricular cardiac pacing system. The equipment used for the external programming and monitoring of the Company's pacemaker products is usually loaned without charge to physicians and other purchasers of the Company's products. The Company's products are "medical devices" as defined by the FDA and thus are subject to Federal regulations enforced by the FDA, including restrictions on the commercial introduction of products and clinical testing requirements.

     The Company's Common Stock, $.10 par value per share ("Company Common Stock"), which historically was listed on the National Association of Securities Dealers Automation Quotation Systems ("Nasdaq") SmallCap Market(SM), was delisted effective August 30, 1991 as a result of non-compliance with the Nasdaq SmallCap Market's capital and surplus requirement then in effect of $375,000. However, shares of the Company's Common Stock are currently traded over-the-counter under the symbol "CDCS" and are quoted on the OTC Bulletin Board(TM) . This service allows market makers to enter quotes and trade securities that do not need the Nasdaq SmallCap Market qualification requirements.

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

     The Company further developed its VDD pacing system and received FDA clearance in 1993 for two new VDD models which the Company sells under the trade name MAESTRO(R) II SAVVI. These pacing systems were unique in the industry until Sulzer Intermedics, Inc. ("Intermedics"), a competitor of the Company at that time, received FDA approval of its single-pass, atrial-controlled ventricular pacing system. Intermedics commenced marketing its new product in March 1995. One additional competitor (Medtronic, Inc.) has also recently entered the United States market with a competitive single-lead product.

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

     The Company's products are classified as "medical devices" within the meaning of the Federal Food, Drug and Cosmetics Act, as amended (the "FDA Act") and, as such, are subject to extensive domestic regulation by the FDA and European regulation by the International Organization for Standardization ("ISO"). All of the pacemaker systems marketed in the United States by the Company (including related electrode leads) are in commercial distribution under the FDA's 510(k) Premarket Notification regulations or Premarket Approval ("PMA") regulations. European regulations now include the ISO 9000 series of standards developed by the ISO as adopted by the member nations of the European Economic Community ("EEC"). The Company is certified to ISO 9002 by the Notified Body, TUV Product Services, of Munich, Germany and is developing design control processes in preparation for a compliance audit to ISO 9001. See "- Government Regulation."

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

     The Company's electrode leads are insulated with Surethane, the Company's proprietary urethane compound, and are manufactured using a patented coating process, rights to which are held exclusively by the Company (see "Certain Patents, Trademarks and Licenses"). The Surethane is applied in solution to the pacing coil using a non-thermosetting coating process that results in non-stratified bonding of each layer of the Surethane upon curing and a "unitized" construction of coil and insulation. This process results in extremely slender and durable leads. There has been some industry bias towards using urethane, primarily for bipolar leads because of problems with insulation. However, the Company has not manufactured bipolar leads of urethane material. The Company only manufactures unipolar urethane leads. Its bipolar leads are manufactured with silicone material. The Company is not aware of any historical problems with its leads manufactured of urethane.

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

     Pricing of the Company's products is generally similar to that for competing products. The Company focuses its marketing attention on the technological advantages of its pacemakers rather than on price considerations. The Company bases its appeal to physicians on the Company's belief in the relative simplicity with which its reliable and therapeutically effective pacemaker systems can be implanted, programmed and monitored. The Company focuses its marketing attention on the issue of price sensitivity only when necessary. For example, under Medicare legislation, the amount of reimbursement that a hospital and a physician receive from Medicare for a pacemaker implant does not vary with the cost of the implanted pacemaker, and the Company must consider this in its pricing decisions. See "- Government Regulation."

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

     On December 20, 1995, the Company signed a distribution agreement with Grupo Taper, S.A. of Madrid, Spain under which, subject to certain pre-existing distribution agreements, Grupo Taper became the sole agent for the purchase, import and distribution and sales of the Company's product in Europe and certain specified non-European countries. The agreement is for an initial period of ten years and will automatically renew for a five-year period unless terminated by either party upon six month's prior notice.

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

    During the year ended March 31, 1998, two of the Company's independent sales representatives each accounted for in excess of 10% of the Company's sales, accounting for $897,492 (23%) of the total. With the exception of Intermedics and a manufacturer of implantable cardiac defibrillators, as disclosed below, during the year ended March 31, 1998, no single domestic or international customer accounted for in excess of 10% of the Company's sales. Accordingly, the Company believes that the loss of any single customer in the United States, excluding its OEM customers, would not have a material adverse effect on its business. However, the Company's ability to maintain a profitable level of operations is dependent upon its ability to increase its sales volume. Therefore, the loss of any important customer in the United States could unfavorably impact the Company's sales volume and its ability to achieve a profitable level of operations.

    On August 1, 1990, the Company executed both a license agreement and a supply agreement with Intermedics. Pursuant to the license agreement, the Company received initial license fees aggregating $1.5 million. The license agreement also provided for the payment of royalties to the Company based upon net sales of Intermedics products incorporating the licensed (single-pass lead) technology. On April 2, 1993, the Company amended and restated both its license agreement and supply agreement with Intermedics. Pursuant to the amended and restated license agreement, the Company received prepayment of royalties in the amount of $850,000. The prepayment was applied against royalties at a rate of 2/1 per pacing system sold, reducing the potential aggregate royalties to be received over the life of the agreement from $7,031,250 to $6,181,250. Further, pursuant to a subsequent amendment, a $100,000 prepayment of future royalties was received in February 1994, which was applied against the next 1,000 pacing systems sold at a rate of $100 per unit. The entire prepaid royalties of $950,000 were earned by the Company as of March 31, 1997. Intermedic's obligation to pay royalties under this license agreement terminated on January 22, 1998, however, the license agreement, which grants Intermedics the right to manufacture and sell the technology, does not terminate until the expiration of the Company's patent in July 2009. The supply agreement, which was to expire on July 31, 1993, was extended until August 1, 1998 and provides for the Company to supply its specialized single-pass leads to Intermedics at specified prices. Sales to Intermedics accounted for 29% of sales for the year ended March 31, 1998.

    On January 1, 1997, the Company executed a supply agreement and a joint development agreement for defibrillation leads with a major implantable defibrillator manufacturer. The supply agreement allows for the OEM sale of defibrillation leads to this manufacturer, while the development agreement contemplates the development and eventual supply of a second proprietary lead. Sales and shipments of the first lead commenced in October 1997, and accounted for 13% of the Company's sales for the year ended March 31, 1998. In addition, a third lead is being developed for this manufacturer and a supply agreement for this product was executed on December 23, 1997, with the first shipment of this product expected to occur in the second quarter of fiscal 1999. The Company expects total sales volume for this customer to grow in fiscal 1999. Pursuant to the terms of the joint development agreement, during fiscal 1997, the Company received $200,000 from the manufacturer, $60,000 of which was recorded as equity financing for the purchase of 40,000 shares of the Company's Common Stock, and $140,000 was recorded as other income for the purchase of the defibrillation leads technology.

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

    RESEARCH AND DEVELOPMENT. The Company expended approximately $975,100 and $1,087,000 on research and development activities during the fiscal years ended March 31, 1998 and 1997, respectfully. Research and development activity previously reported as culminating in FDA submission was rewarded with FDA approval in October 1997 of the MAESTRO(R) Series 500 Model 534 dual-chamber, bipolar DDD pacing system and in December 1997 of the INTERIM single-lead temporary pacing system.

    Continued development of the Company's single-lead technology included the development of a preshaped single-pass lead for VDD and DDD pacing. These leads are believed to expand capability and use, as well as offer further enhancement of performance relative to the Company's current single-lead products. The Company is currently performing animal and human studies and plans to initiate chronic human clinical studies in the second quarter of fiscal 1999. This lead is believed to offer further enhancement of performance with completion of limited acute and chronic animal studies. In November 1996, a development relationship was formally established with a manufacturer of implantable defibrillators for the application of the Company's unique lead technology to the special challenges of implantable defibrillation leads.
See "- Sales, Marketing and Distribution Methods."

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

    With respect to other material changes resulting from decisions by material suppliers to discontinue supplying the medical device industry, e.g. DuPont, the FDA has indicated that such changes shall be handled on a case-by-case basis through the established product approval processes within the FDA. The availability of materials suitable for use in implantable medical devices is an industry-wide problem and is not unique to the Company or to the cardiovascular device segment of the industry. The Polymer Technology Group produces a product that meets manufacturing requirements and has been identified as a tentative replacement for the DuPont supplied material. Biocompatibility studies have been completed. Since the candidate replacement material is comprised of the same chemical composition as the DuPont material, it is expected that it will be comparable with respect to the performance characteristics and biocompatibility of the current material in use. Similarly, FDA approval of this replacement material is anticipated to be forthcoming based upon a satisfactory outcome of the testing performed on the product. The Company believes, however, that it has a sufficient supply of the DuPont material to meet the Company's anticipated demand for the next several years.

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

    State Regulation. In addition to Federal law, the Company is subject to the
    ----------------
Florida Drug and Cosmetic Act. In particular, the Company is required to maintain a permit to operate a medical device manufacturing facility and must register its medical devices with the appropriate Florida authority. All such required permits have been received, and registrations made, by the Company.

    European Regulation. The EEC nations have adopted universal standards as
    -------------------
developed by the ISO in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EEC which is evidenced by being granted the CE Mark. See Item 6. "Management's Discussion and Analysis of Financial Position and Results of Operations - Operating Trends and Uncertainties."

    INVENTORY AND BACKLOG. There is a several-month lead time between the time that the Company acquires parts until such time that a product is completed and available for sale. The Company is required to carry significant amounts of inventory in order to meet rapid delivery requirements of customers and assure itself a continuous supply of key components and parts from its suppliers. In addition, a portion of the Company's business is consignment in nature where the Company provides customers with the right to return products that are not implanted or sold. As a result of the nature in which the Company runs its business, it does not carry a significant backlog, however inventory management is an important business concern both with respect to the Company's liquidity and due to the potential for rapidly changing business conditions and technological advances within the industry.

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

    Coast also holds a mortgage on the Property as part of its security for a $3.5 million credit facility (the "Coast Loan"). Coast's security interest in the Property consists of a first priority lien up to $500,000 (plus Coast's costs and expenses of collection and enforcement of such mortgage on the Property) and a second priority lien on the remainder of the Company's indebtedness to it. The Coast Loan is subject to a minimum interest rate of 9% per annum and a maximum interest rate of prime rate plus 2.25%. The maturity date for payment of any outstanding principal balance is June 30, 2000, subject to automatic renewal for successive one-year terms, continuing until one party gives advance written notice to the other that such party wishes to terminate the Coast Loan. The Coast Loan is subject to an early termination fee of $70,000 if terminated from June 14, 1998 to June 12, 1999, and $35,000 if terminated on or after June 14, 1999.

ITEM 3.   LEGAL PROCEEDINGS

    On January 4, 1994, Strategica Group, Inc., a Miami-based financial brokering firm ("SGI"), filed suit against the Company in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida (the "Court"), alleging that the Company had breached certain contractual duties and obligations arising under an agreement (the "Agreement"), dated October 16, 1992. The suit seeks a judgment requiring the Company to deliver warrants to purchase shares of the Company's Common Stock representing 15% of the total outstanding shares of the Company, and damages in excess of $15,000. The Company has denied liability and filed a counterclaim alleging that SGI fraudulently induced the Company into the Agreement then breached the Agreement and certain fiduciary duties. Management has vigorously defended the lawsuit and filed counterclaims, and believes the ultimate outcome would not be expected to materially affect the Company's financial position. Management has had settlement discussions with SGI and in April 1998 reached an agreement-in-principle regarding settlement with SGI. The final terms have not yet been reduced to writing. The settlement, as proposed, contemplates the reciprocal dismissal of all claims asserted by each party and the grants by the Company to SGI of a warrant exercisable within five (5) years for 125,000 shares at an exercise price of $.20 per share.

    In December, 1997, Japan Crescent, Inc. and Shinji Hara filed a civil action against the Company in the Circuit Court of the 9th Judicial Circuit in and for Orange County, Florida. The suit alleges that the Company is indebted to the plaintiffs for approximately $200,000 for services rendered in connection with the acquisition of import approvals for certain of the Company's products. The Company believes the matter can ultimately be resolved short of trial. The Company further believes the outcome of the litigation is not expected to materially affect its financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None

                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  MARKET INFORMATION. The Company's Common Stock, which historically was listed on the Nasdaq SmallCap Market, was delisted effective August 30, 1991 as a result of non-compliance with the Nasdaq SmallCap Market's capital and surplus requirement then in effect of $375,000. However, shares of the Company's Common Stock are currently traded over-the-counter under the symbol "CDCS" and are quoted on the OTC Bulletin Board. This service allows market makers to enter quotes and trade securities that do not meet Nasdaq SmallCap Market qualification requirements.

  The high and low closing bid prices for the Company's Common Stock for each of the quarters during the years ended March 31, 1998 and 1997 as reported in the OTC Bulletin Board:

          -------------------------------------------------------------------
                                                    High              Low
          -------------------------------------------------------------------
           YEAR ENDED MARCH 31, 1998
            Fourth Quarter................
                                                     9/16              13/32
            Third Quarter.................
                                                    1 1/8               9/16
            Second Quarter................
                                                    15/16              15/32
            First Quarter.................
                                                    1 7/32               3/4

           YEAR ENDED MARCH 31, 1997

            Fourth Quarter................
                                                    1 7/16             1 3/16
            Third Quarter.................
                                                    1 3/4              1 3/8
            Second Quarter................
                                                    2 3/4              1 1/2
            First Quarter.................
                                                    3 1/4              2

  These quotations represent prices between dealers in securities; they do not include retail mark-up, mark-down or commission, and may not represent actual transactions.

  HOLDERS. As of May 29, 1998, there were approximately 586 holders of record of the Company's Common Stock.

  DIVIDENDS. The Company has not declared or paid any cash dividends on its common stock and has no present plans to pay cash dividends in the foreseeable future and intends to retain earnings for the future operation and expansion of the business. Any determination to declare or pay dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, any contractual restrictions, considerations imposed by applicable law and other factors deemed relevant by the Board of Directors. Currently there are no contractual restrictions on the Company's ability to pay or declare dividends; however, the Company must give advance notice of such event to Sirrom under the terms of Sirrom's warrant. (See Note 6 - "Notes and Debt Obligations" of the Notes to Financial Statements.)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity benefited from the Coast Loan whereby Coast agreed to lend the Company an amount not to exceed $3,500,000, subject to limitations relating to the value of receivables and inventories and including a capital expenditure sub-line up to $500,000 and a term loan in the sum of $300,000, of which the latter two are repayable over a forty-eight month period. On June 6, 1997, as consideration for Sirrom subordinating its interests to Coast, the Company issued to Sirrom a warrant to purchase 50,000 shares of the Company's Common Stock exercisable commencing immediately and expiring June 6, 2002 at an exercise price of $5.00 per share. In connection with the Coast Loan, on June 13, 1997 the Company issued to Coast a warrant to purchase 37,500 shares of the Company's Common Stock exercisable commencing immediately and expiring June 30, 2002 at an exercise price of $4.00 per share. As of March 31, 1998, the Company had outstanding indebtedness of approximately $1,013,298 under the loan.

  As of March 31, 1998, the Company had no commitments for the acquisition of capital assets. As of that date, it did have material commitments pursuant to certain inventory procurement contracts of approximately $864,000 of which $165,000 had been prepaid by the Company. The Company does not anticipate any significant capital expenditures during the next twelve months.

  Cash used by operations during fiscal year 1998 approximated $49,000. Capital expenditures and repayment of long-term debt additionally utilized approximately $472,000 and $330,000, respectively. Proceeds under the line of credit and long-term borrowings approximated $1,239,000. Deferred financing and Merger costs absorbed approximately $575,000. Overall, negative cash flow for fiscal year 1998 was approximately $164,000.

  Cash generated by operations during fiscal year 1997 approximated $57,000. Capital expenditures and repayment of debt obligations during fiscal year 1997 approximated $545,000 and $875,000 respectively. Net proceeds from the issue of common stock and stock warrants during fiscal year 1997 approximated $301,000. Proceeds from notes and debt obligations approximated $163,000. Overall, negative cash flow for fiscal year 1997 approximated $982,000.

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

  Intermedics obligation to pay royalties under its license agreement with the Company terminated on January 22, 1998, however, the license agreement which grants Intermedics the right to manufacture and sell the technology does not terminate until the expiration of the Company's patent in July 2009. During the fiscal year ended March 31, 1998, the Company recorded $2,063,250 in royalty income from Intermedics. The termination of those royalty obligations will have a material affect on the Company's working capital.

  The financing proposed to satisfy the condition to consummation of the Merger is intended to enable the combined companies to meet their obligations for at least the first 24 months post closing of the Merger (see "Probable Merger"). The business plan anticipates that the combined companies will, within 12 to 18 months after completion of the Merger, be able to achieve a positive operational cash flow at least sufficient to support normal operation and research and development activity.

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

  On June 11, 1998, the Company and Coast amended the Coast Loan to provide for a term loan in the amount of $250,000 (the "Bridge Loan"). In connection with the Bridge Loan, the Company issued to Coast a warrant to purchase 25,000 shares of Company Common Stock exercisable commencing immediately and expiring June 30, 2002 at an exercise price of $.40 per share and the exercise price per share of the warrant issued to Coast in connection with the Coast Loan was reduced from $4.00 per share to $.40 per share.

RESULTS OF OPERATIONS

Fiscal Year ended March 31, 1998 compared to Fiscal year ended March 31, 1997.

  OVERVIEW. The Company's total revenues for fiscal year 1998 decreased 11% to approximately $5.9 million from approximately $6.6 million for fiscal year 1997. Sales decreased from approximately $4.2 million to approximately $3.8 million and royalties decreased from approximately $2.4 million to approximately $2.1 million. Royalty income represented royalties from Intermedics pursuant to a license agreement between the Company and Intermedics; royalty income under this agreement ceased on January 22, 1998. Operating costs for fiscal year 1998 decreased 8% to approximately $6.6 million from approximately $7.2 million in fiscal year 1997, which, with the decrease in total revenues, resulted in an Operating Loss of $726,399 in fiscal year 1998 as compared to an Operating Loss of $575,464 in fiscal year 1997. Interest expense in fiscal year 1998 increased to $523,949 from $490,508 in fiscal year 1997 due to an increase in the amount borrowed under the Coast Loan. Other Income decreased to $941,000 in fiscal year 1998 from $167,300 in fiscal year 1997. The pre-tax loss in fiscal year 1998 increased to $1,239,710 from $881,240 in fiscal year 1997.

  SALES. Total Sales in the fiscal year ended March 31, 1998 decreased by $377,988 or 9.0% to $3,823,059 from the level of $4,201,047 achieved in the prior year. Pacemaker unit sales decreased by 1.6% and pacemaker dollar sales decreased by 3.8%, as pacemaker average selling prices declined by 2.2% due to competitive pressures. The average selling prices of pacing electrode leads improved by 6%, but their unit sales declined by 40%, due to reduced demand from an established OEM customer, resulting in a net revenue reduction of $808,421, which was largely offset by initial sales to the value of $503,500 for the Company's newly introduced defibrillation electrode leads to a new OEM customer. Penetration of the Japanese market has, so far, been below expectations, but management believes that the long term potential of the Japanese and Asian markets and the more effective marketing and distribution process intended to result from the Merger warrant continued perseverance in this area.

  Sales by geographic area for fiscal 1998 and 1997 are as follows:


        Geographic Area            1998             1997
        ---------------            ----             ----
    United States               $3,047,963       $3,486,511
    International               $  775,096       $  714,536
                             --------------------------------
                                $3,823,059       $4,201,047
                             ================================


  Sales by product line, including product assemblies, for fiscal 1998 and 1997 are as follows:

        Product Line               1998           1997
        ------------               ----           ----
    Pacemakers                  $1,678,905     $1,744,528
    Hybrid Circuits             $  258,250     $  222,303
    Electrode Leads             $1,866,721     $2,171,641
    Other                       $   19,183     $   62,575
                             ------------------------------
                                $3,823,059     $4,201,047
                             ==============================

  ROYALTY INCOME.   Royalty income represented royalty fees from Intermedics
pursuant to a license agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass, atrial-controlled ventricular pacing system. Royalty fees under this agreement terminated on January 22, 1998.

  COST OF PRODUCTS SOLD.   Cost of products sold in fiscal year 1998 was
$2,339,973, compared to $2,378,743 in fiscal year 1997, representing a decrease of 1.6% as compared with a sales decrease of 9%, which reduced the rate of gross margin from 43% to 39%. This reduction was largely due to lower selling prices for pacers and pacer assemblies in the European market due to competitive pressures and increased rates of manufacturing overhead cost arising from reduced production volumes.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses were $2,496,817 in fiscal year 1998, representing a decrease of 17% from $3,013,724 in fiscal year 1997. Selling expenses were $1,052,038 in fiscal year 1998 compared to $1,591,807 in fiscal year 1997, representing a decrease of 34%, largely due to a decrease of $312,327 in volume dependent sales commission and royalty expenses, employment cost reductions of $141,944 and additional cost controls. General and administrative expenses were $1,444,780 in fiscal year 1998 compared to $1,421,917 in fiscal year 1997 representing an increase of 1.6% despite increases totaling $74,000 in bank and finance charges, insurance costs and overseas taxes.

  ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. Engineering, research and development expenses were $1,775,918 in fiscal year 1998, representing no significant change from $1,778,294 in fiscal year 1997 due to the continued development activities in the areas of single pass electrode leads, bipolar dual-chamber operation, light weight pulse generator, rate responsive pacing and the PacePro programmer.

  OTHER INCOME AND EXPENSES. Interest income was $9,697 during fiscal year 1998, compared to $17,431 during fiscal year 1997. Total interest expense during fiscal year 1998 increased to $523,949 from the level of $490,508 incurred during fiscal year 1997, due largely to additional interest arising in fiscal year 1998 since June 13, 1997 on the loan from Coast.

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

  EEC nations have adopted universal standards as developed by the ISO in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EEC which is evidenced by being granted the CE Mark. Standards for active implantable medical products were implemented January 1, 1993 with a transition period ending December 31, 1994. The Company Quality System received certification to the ISO 9002 on November 19, 1996. The CE Mark certification was issued by the Notified Body, TUV Product Services, of Munich, Germany, during the second quarter of fiscal 1996 for the Company's products intended for sale in Europe. The Company was audited in July 1997 by TUV Product Services as part of the annual review of the certified Quality System. As a result of the TUV Product Services audit, the Quality System Certificate was renewed. The Company is developing design control processes in preparation for a compliance audit to ISO 9001.

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

  The availability of materials suitable for use in implantable medical devices is an industry-wide problem and is not unique to the Company or to the cardiovascular device segment of the industry. The Polymer Technology Group produces a product that meets manufacturing requirements and has been identified as a tentative replacement for the DuPont supplied material. Since the candidate replacement material is comprised of the same chemical composition as the DuPont material, it is expected that it will be comparable with respect to the performance characteristics and biocompatibility of the current material in use. Similarly, FDA approval of this replacement material is anticipated to be forthcoming based upon a satisfactory outcome of the testing performed on the product. The Company believes, however, that it has a sufficient supply of the DuPont material to meet the Company's anticipated demand for the next several years. See Item 1. "Business - Sources of Supply."

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

  To effectuate the Merger, the Company, Electro and Sub executed an Agreement and Plan of Reorganization dated January 20, 1998, as amended by a First Amendment to the Agreement and Plan of Reorganization, dated May 5, 1998 (collectively, the "Merger Agreement"). Simultaneously with the Merger, the Company will reorganize into a holding company structure whereby the Company will become a direct wholly-owned subsidiary of Catheter Technology Group, Inc., a Delaware corporation and a holding company ("CTG"). The stockholders of the Company will become stockholders of CTG and will continue to hold their shares of common stock without any change in number, designation, terms or rights. The structure of the transaction contemplates that upon effectiveness of the Merger, holders of Electro's common stock, $.10 par value per share ("Electro Common Stock"), will receive one share of common stock, $.10 par value per share, of CTG for each share of Electro Common Stock held. No fractional shares will be issued in the Merger.

  Consummation of the Merger and transactions contemplated thereby are subject to the satisfaction of certain conditions, including, among other things: (i) The approval and adoption of the Merger Agreement and the Merger by the stockholders of Electro; and (ii) the registration under the Securities Act of 1933, as amended, and all applicable state securities laws, of the shares of CTG Common Stock to be issued pursuant to the Merger. The material conditions to the obligations of the Company, Sub or Electro to consummate the Merger may not be waived or modified by the party that is, or whose stockholders are, entitled to the benefits thereof.

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

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

Item 7.  FINANCIAL STATEMENTS

                                                                       page
Report of Independent Certified Public Accountants                   F1

Financial statements
     Balance sheet                                                   F2 - F3
     Statements of operations                                        F4
     Statements of stockholders' equity                              F5
     Statements of cash flows                                        F6 - F7
     Summary of significant accounting policies                      F8 - F11
     Notes to financial statements                                   F12 - F26

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

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

================================================================================

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

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

================================================================================

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

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

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

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

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

7.  LONG-TERM           Long-term debt consists of the following at March 31,
    DEBT                1998:

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
                       ---------------------------------------------------------------------------

                                                   CARDIAC CONTROL SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================

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

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================


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

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================


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

                    During the year ended March 31, 1998, the Company issued 23,654 shares of common stock as payment of directors' fees, which were valued at $34,000 and 5,714 shares of common stock as payment for consulting services which were valued at $8,928.

                    Stock Option Plan
                    -----------------

                    On September 9, 1987, the Company's Board of Directors adopted the 1987 Non-Qualified Stock Option Plan (the "1987 Plan"). On February 7, 1992, the Company's Board of Directors adopted the 1992 Non-Qualified Stock Option Plan (the "1992 Plan"). In fiscal 1995, the Company combined the 1987 Plan and

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================


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

                    Under the accounting provisions of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                   CARDIAC CONTROL SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================


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

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

A summary of the status of options under this plan as of March 31, 1998 and 1997 and changes during the years ending on those dates are presented below:

                                                  1998                                        1997
                                     -----------------------------------        -----------------------------------
                                                        Weighted-Average                           Weighted-Average
                                        Shares           Exercise Price            Shares           Exercise Price
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of year             309,969            $   3.72                $   305,186        $   4.02
  Granted                                 88,500                1.O4                     84,429            3.50
  Forfeited or expired                   (24,542)               5.25                    (79,646)           4.55
                                         -------            --------                -----------        --------
Balance at end of year                   373,927            $   2.83                    309,969        $   3.72
                                         =======            ========                ===========        ========

Options exercisable at year end          350,617            $   2.89                    244,658        $   3.69

Options granted during the year
 at exercise  prices which exceed
 market price of stock at date of
 grant:
   Weighted average exercise price        88,500            $   1.04                     74,429        $   3.50
   Weighted average fair value            88,500            $    .47                     74,429             .73

Options granted  during the year
 at exercise  prices which equal
 market price of stock at date of
 grant:
   Weighted average exercise price             -            $      -                     10,000        $   3.50
   Weighted average fair value                 -                   -                     10,000            1.66

The following table summarizes information about fixed stock options at March 31, 1998:

                                          Options Outstanding                                 Options Exercisable
                            ------------------------------------------------------    ----------------------------------
                                    Number    Weighted-Average                                Number
Range of                    Outstanding at           Remaining    Weighted-Average    Exercisable at    Weighted-Average
Exercise Prices             March 31, 1998    Contractual Life      Exercise Price    March 31, 1998      Exercise Price
------------------------------------------------------------------------------------------------------------------------
$   1.00                        87,000             4.1 years          $   1.00             87,000            $   1.00
$   3.50 to 3.63               286,927             2.1 years              3.52            263,617                3.52
                               -------                                                    -------
                               373,927                                                    350,617
                               =======                                                    =======

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
                         ==============================================================================

                         All of the above warrants were exercisable at March 31, 1998, except for Grupo Taper, of which 25,000 are unexercisable. The warrants issued to Grupo Taper become exercisable according to the following schedule:
                         (i) 50,000 shares shall be exercisable one year after the Company achieves ISO and CE approval if the Distribution Agreement is still in force and if Grupo has achieved at least 60% of its forecasted sales commitment; (ii) 25,000 shares shall be exercisable after December 20, 1997 if the Distribution Agreement is

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                         in force and Grupo has achieved 60% of its forecasted sales commitment for the year ended December 20, 1997; and (iii) 25,000 shares shall be exercisable after December 20, 1998 if the Distribution Agreement is in force and if Grupo has achieved its forecasted sales commitment over the two-year period ending December 20, 1998. Certain of the above warrants contain "piggy-back" registration rights and anti-dilution provisions.

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
                         -------------------------------------------------------

                                                                         963,455
                         =======================================================

9. INCOME TAXES   Significant components of the Company's deferred income tax assets and liabilities at March 31, 1998 are as follows:

                                                 CARDIAC CONTROL SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS


================================================================================


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

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================


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

                                                   CARDIAC CONTROL SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================


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

  William H. Burns Jr., age 48, has been a member of the Board of Directors since September 1995. Mr. Burns is a health care entrepreneur and is a director and president of five health care businesses (Biosight, Inc., BioVector, Inc., Minrad, Inc., Medical Infusion, Inc., and Fertility Acoustics, Inc., and is a fund manager of Platform Technologies Holdings, LLC, a venture capital fund). From July 1988 through March 1994, he was Founder, President and CEO of Matrx Medical, Inc., a medical product design and distribution company. His efforts in building Matrx Medical, Inc. earned him an award as Entrepreneur of the Year in New York State in 1993. From 1975 through 1988, Mr. Burns held various positions with the BOC group, including Vice President and General Manager of Ohmeda, DVE Care Products.

  Bart C. Gutekunst, age 47, has been a member of the Board of Directors since July 1994 and became Chairman of the Board in October 1994. Mr. Gutekunst focuses on growing businesses with a view toward enhancing value through strategic, managerial and financial advisory involvement, with a particular emphasis on the medical sector. In July 1995 he became Chairman and CEO of NovaVision, Inc., an eye care technology company. In May 1997, NovaVision, Inc. was merged with American Consolidated Laboratories, Inc., a specialty vision products company, and Mr. Gutekunst was Chairman of the Board from May 1997 until January 1998. Also, since August 1997, Mr. Gutekunst has been a director of Platform Technologies, LLC, a pool of venture capital investments. From September 1992 to September 1994, he was Vice Chairman and Chief Financial Officer of R-2 Medical Systems, Inc., a cardiac care device company, with responsibility for strategic and corporate development as well as overseeing the financial functions of the company. From February 1994 to March 1996, Mr. Gutekunst served as Chairman of the Board of Directors of United Education and Software, Inc., a multi-state operator of nursing and vocational schools operating under Chapter 11 of the United States Bankruptcy Code where he oversaw the voluntary liquidation of the company's assets. From 1988 to 1990, he was a senior member of an investment firm, Entrecanales, Inc., funded by a major European family, making equity investments and leveraged buyouts. From 1981 to 1987, he was Executive Vice President and a member of the Board of Directors, as well as the Management and Investment Committees of Laidlaw, Adams & Peck Inc., where he supervised the investment banking department and completed over 50 public and private transactions. From 1976 to 1981, he was a member of Chemical Bank's Merchant Banking Group. Mr. Gutekunst has been a member of the Board of Directors or advisor to the Board for many companies.

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

  The Board of Directors is elected at each annual meeting of the stockholders. Each Director holds office until his successor is duly elected and qualified or until his earlier resignation or removal, with or without cause, at any duly noticed special meeting of the stockholders of the Company by the affirmative vote of the holders of a majority of the shares of the Company Common Stock present in person or represented by proxy and entitled to vote at an election of directors.

  Under the bylaws of the Company, officers are elected annually by the Board of Directors at the meeting of the Board of Directors following the annual meeting of the stockholders. Each officer holds office until his or her successor has been chosen and qualified, or until his or her death, resignation or removal, with or without cause, by the Board of Directors.

  None of the Directors or Executive Officers of the Company is a director of any company, other than the Company, with a class of equity securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Larry Haimovitch who is a director of Electro-Pharmacology, Inc. and Alan J. Rabin and William H. Burns who are directors of American Consolidated Laboratories, Inc.

     SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Each Director and Executive Officer, and each person owning beneficially more than ten (10%) percent of a registered class of the Company's equity securities, is required to file reports of ownership and changes in ownership with the SEC, and furnish the Company with copies of all such reports. A late report was filed for Phillip R. Beutel, director, with respect to a reinstated stock option grant.


ITEM 10.  DIRECTORS' AND EXECUTIVE OFFICERS' COMPENSATION

     EXECUTIVE REMUNERATION. The following table sets forth information about the compensation paid or accrued by the Company during the fiscal years ended March 31, 1998, 1997, and 1996 to the Company's Chief Executive Officers and any other Executive Officer whose aggregate compensation exceeded $100,000 in fiscal 1998.


                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------------------
                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                               ANNUAL COMPENSATION              AWARDS

                            Fiscal Year                                      Other            Securities
   Name and Principal          Ended                                         Annual           Underlying          All Other
        Position             March 31        Salary          Bonus        Compensation         Options           Compensation
---------------------------------------------------------------------------------------------------------------------------------
Alan J. Rabin                  1998          $150,624          -                               12,559(1)        $      559(2)
(President, CEO,               1997          $146,000          -                               12,000(3)        $      521(4)
Director)                      1996          $110,000    $10,000(5)                            20,000(6)        $   26,349(7)
---------------------------------------------------------------------------------------------------------------------------------
Bart C. Gutekunst              1998           $48,624          -                               10,906(8)        $   15,934(9)
(Chairman of the Board)        1997           $48,000          -                               10,000(3)        $   11,313(10)
                               1996           $48,000          -                               15,000(6)        $    8,700(11)
---------------------------------------------------------------------------------------------------------------------------------
Kirk D. Kamsler                1998           $93,928    $10,200(12)                            8,000(13)                -
(Vice President Sales)         1997           $81,104          -                               10,000(14)       $   45,000(15)
                               1996                 -          -                                    -                    -
---------------------------------------------------------------------------------------------------------------------------------
Jonathan S. Lee                1998          $100,514    $10,920(16)                            8,000(13)                -
(Vice President                1997           $80,596          -                               10,000(17)       $   33,460(15)
Engineering)                   1996                 -          -                                    -                    -
---------------------------------------------------------------------------------------------------------------------------------

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

                        OPTION GRANTS IN LAST FISCAL YEAR

----------------------------------------------------------------------------------------------------------------------
                                    Number of
                                    Securities          % of Total
                                    Underlying       Options Granted
                                     Options         to Employees in         Exercise Price           Expiration
Name                                 Granted           Fiscal Year             ($/share)                 Date
----------------------------------------------------------------------------------------------------------------------
Bart C. Gutekunst                      8,000(1)             9%                   $1.00                 5/8/2002
Alan J. Rabin                         12,000(1)            14%                   $1.00                 5/8/2002
Kirk D. Kamsler                        8,000(1)             9%                   $1.00                 5/8/2002
Jonathan S. Lee                        8,000(1)             9%                   $1.00                 5/8/2002

     (1)  These options are subject to immediate exercise.

     The following table sets forth information concerning the value of unexercised stock options at March 31, 1997 for those persons named in the Summary Compensation Table.

                   AGGREGATED OPTIONS IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

----------------------------------------------------------------------------------------------------------------------
                                                            Number of Securities           Value of Unexercised In-
                              Shares                       Underlying Unexercised            The-Money Options at
                           Acquired on      Value        Options at Fiscal Year End             Fiscal Year End
Name                         Exercise     Realized      Exercisable/Unexercisable(1)       Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------------------------
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

          -----------------------------------------------------------------------------------------------------------
          Name and Address                                         Amount and Nature                   Percent
          of Beneficial Owner                                 of Beneficial Ownership (1)           of Class (2)
          -----------------------------------------------------------------------------------------------------------
          Phillip R. Beutel(3)                                           277,351                        10.38%
          3 Chase Lane
          Colorado Springs, CO 80906

          Penfield Partners, L.P.(4)                                     159,856                         6.00%
          c/o William D. Witter, Inc.
          150 E. 53rd Street
          New York, New York 10022

          Bradley Resources Company(5)                                   452,280                        15.49%
          107 John Street
          Southport, CT 06490

          ROI Partners(6)                                                143,399                         5.39%
          353 Sacramento Street
          San Francisco, CA 94111

          Austin W. Marxe(7)                                             541,194                        20.28%
          153 East 53rd Street, Room 5101
          New York, New York 10022

          Irwin Gruverman(8)                                             187,500                         6.61%
          16 Tanglewood Road
          Needham, MA 02194

          Paul F. Glenn(9)                                               250,000                         8.62%
          P.O. Box 50310
          Santa Barbara, CA 93150-0310

          Sirrom Capital(10)                                             350,000                        11.87%
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

(3) Includes options to purchase 14,286 shares and warrants to purchase 8,665 shares.

(4) Includes warrants to purchase 17,332 shares. Penfield Partners, L.P. is a Delaware limited partnership. Pine Creek Advisors, L.P., a Delaware limited partnership, having its address c/o William D. Witter, Inc., 153 East 53rd Street, New York, New York 10022 is the general partner of Penfield Partners, L.P. The general partners of Pine Creek Advisors, L.P. are Mr. Schuss and William D. Witter, Inc., 153 East 53rd Street, New York, New York 10022. Mr. William D. Witter is the President of William D. Witter, Inc. and controls all shares controlled by William D. Witter, Inc. Through their control of Pine Creek Advisors, L.P., each of Mr. Schuss and Mr. Witter, acting individually, may vote and/or dispose of the shares held by Penfield Partners, L.P.

(5) Bradley Resources Company ("Bradley") is a partnership. Mr. Holbrook, Mr. McGoogan, and Mr. Traister are the general partners of Bradley. Each general partner, acting individually, may vote and/or dispose of all the shares held by Bradley. Bradley's shares include 181,898 shares held by Bradley directly, warrants to purchase 16,811 shares held by Bradley, options to purchase 3,571 shares held by Mr. Holbrook but beneficially owned by Bradley, and 250,000 convertible debentures held by Bradley.

(6) Mr. Soboleski and Mr. Boyer are the general partners in the partnerships holding the Company Common Stock as follows: 143,399 shares, including warrants to purchase 12,132 shares are held by ROI Partners, 12,000 shares are held by ROI Offshore Fund, 6,000 shares are held by NAV LLC, 7,000 shares are held by Pleiades Investment Partners, and 7,000 shares are held by ROI & Lane, L.P. The address of each of the foregoing partnerships is 353 Sacramento Street, San Francisco, CA 94111. Each general partner, acting individually, may vote and/or dispose of all of the shares held by any of the foregoing partnerships.

(7) Mr. Marxe owns 28,111 shares directly. Special Situations Fund III, L.P. ("Special"), 153 East 53rd Street, Room 5101, New York, New York, 10022 owns 327,770 shares, including warrants to purchase 27,731 shares. Special Situations Cayman Fund ("Cayman"), 153 East 53rd Street, Room 5101, New York, New York 10022 owns 182,713 shares including warrants to purchase 10,399 shares. Mr. Marxe is President and Chief Executive Officer of AWM Investment Company, Inc. ("AWM"), 153 East 53rd Street, Room 5101, New York, New York 10022. MGP Advisors Limited Partnership ("MGP"), 153 East 53rd Street, Room 5101, New York, New York 10022 is the general partner of Special and AWM, in turn, is the general partner of MGP. Mr. Marxe, through AWM and MGP, has control over all shares held by Special. AWM is also the general partner of Cayman. Through AWM, Mr. Marxe has control over all shares held by Cayman. Control of shares held by Special and Cayman is shared with Mr. Greenhouse, the Executive Vice President of AWM. Mr. Greenhouse's address is 153 East 53rd Street, Room 5101, New York, New York 10022. Each of Mr. Marxe and Mr. Greenhouse may, individually, vote and/or dispose of all shares held by Special and/or Cayman. Mr. Greenhouse owns 10,242 shares directly, including warrants to purchase 866 shares. Mr. Greenhouse is the Executive Vice President of AWM. Through MGP and AWM, Mr. Greenhouse has control over all shares held by Special. Through AWM, Mr. Greenhouse has control over all shares held by Cayman. Control is shared with Mr. Marxe.

(8) Includes convertible debentures convertible into 187,500 shares, of which 62,500 shares are held by Mr. Gruverman directly and 125,000 shares are held by G&G Diagnostics, L.P. II, a limited partnership ("G&G"). Mr. Gruverman is the general partner of G&G and has control of all shares held by G&G.

(9)   Includes convertible debentures convertible into 250,000 shares.

(10)  Includes warrants to purchase 300,000 shares.

      MANAGEMENT. The following table sets forth the number of shares of common stock beneficially owned by each Director of the Company as of May 29, 1998 and of each Executive Officer whose aggregate compensation exceeded $100,000 in fiscal year 1998, and the percentage of the outstanding shares such ownership represented at the close of business on May 29, 1998 (according to information received by the Company), together with information as to stock ownership of all Directors and Executive Officers of the Company as a group as of May 29, 1998.

     -----------------------------------------------------------------------------------------------------------
     Name of Individual or                                     Amount and Nature of              Percent
     Number of Persons in Group                             Beneficial Ownership(1)(3)         of Class(2)
     -----------------------------------------------------------------------------------------------------------
     William H. Burns..................................                 24,274                     0.91%
     Bart C. Gutekunst.................................                 67,577                     2.50%
     Larry G. Haimovitch...............................                 33,841                     1.27%
     Augusto Ocana.....................................                 11,174                     0.42%
     Alan J. Rabin.....................................                 85,572                     3.14%
     Robert T. Rylee...................................                 43,699                     1.63%
     Tracey E. Young...................................                 23,491                     0.88%
     Jonathan S. Lee...................................                 19,667                     0.74%
     Kirk D. Kamsler...................................                 15,667                     0.59%
     All Directors and Executive Officers
       as a group (12 persons).........................                382,054                    12.94%

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

(3) Includes warrants and options exercisable within the next 60 days to purchase shares of common stock granted pursuant to the Company's Combined Option Plan (see "Item 10. Directors' and Executive Officers' Compensation-Stock Option Plans") as follows:

     -------------------------------------------------------------------------------------------------
     Name of Individual or                                                                  Number
     Number of Persons in Group                                                            of Shares
     -------------------------------------------------------------------------------------------------
     William H. Burns...........................................................             13,000
     Bart C. Gutekunst..........................................................             58,201
     Larry G. Haimovitch........................................................             15,000
     Augusto Ocana..............................................................              7,000
     Alan J. Rabin..............................................................             73,996
     Robert T. Rylee............................................................             36,429
     Tracey E. Young............................................................             18,000
     Jonathan S. Lee............................................................             14,667
     Kirk D. Kamsler............................................................             14,667
     All Directors and Executive Officers as a group (12 persons)...............            302,913

ITEM 12.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     See "Employment Agreements" for a description of certain compensation arrangements.

     During the last calendar quarter of 1994, the Company raised $2,885,000 through a private placement of 5% Convertible Debentures (the "Debentures"). Interest payments have been made on March 31 and October 31 of each year, commencing March 31, 1995. The Debentures were to mature October 31, 1999. Effective March 31, 1996, the holders of the Debentures converted their Debentures into the Company's Common Stock at a conversion rate of $2.80 per share. Alan Rabin and Bart Gutekunst, President/Chief Executive Officer and Chairman of the Board, respectively, of the Company, each received 8,928 shares of the Company's Common Stock as a result of the conversion of the Debentures owned by them. Those beneficial owners holding 5% or more of the Company issued and outstanding Common Stock and the Common Stock they received upon conversion of their Debentures is as follows: Phillip R. Beutel, 89,285 shares; Special Situation Fund III, L.P., 285,714 shares; Penfield Partners, 178,571 shares; Bradley Resources Company, 173,214 shares; and ROI Partners, 125,000 shares. Pursuant to the terms of the Debentures, the Company filed with the SEC a registration statement on Form S-1 registering the Company's Common Stock underlying the Debentures, which registration statement was declared effective by the SEC on April 27, 1995.

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

The Company intends to pay Ms. Young for her consulting services with funds obtained through its equity financing in connection with the Merger.

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

     On April 21, 1997, the Company executed a Security Agreement and Promissory Note with Bart C. Gutekunst, director and Chairman of the Board. Under the agreement and note, Mr. Gutekunst advanced the Company $61,553.65 at an annual interest rate of ten percent (10%) plus the right to purchase one (1) share of restricted common stock of the Company at an exercise price of eighteen cents ($0.18) per share for each one dollar ($1.00) of interest earned under the note. The note, plus accrued interest, was repaid to Mr. Gutekunst on June 16, 1997.

     On April 15, 1997, the Company executed a Security Agreement and Promissory Note with Alan J. Rabin, a director and President. Under the agreement and note, Mr. Rabin advanced the Company $32,429.18 at an annual interest rate of ten percent (10%) plus the right to purchase one (1) share of restricted common stock of the Company at an exercise price of eighteen cents ($0.18) per share for each one dollar ($1.00) of interest earned under the note. The note, plus accrued interest, was repaid to Mr. Rabin on June 16, 1997.

     From April 22, 1998 through May 4, 1998, the Company obtained $300,000 in interim financing from selected current investors through the issuance of an 8% convertible debenture, convertible into shares of Company Common Stock at $0.40 per share. The debenture holders include two holders of Company Common Stock, Mr. George Holbrook and Mr. A. Bruce Brackenridge. In return for their investment, the exercise price of the option controlled by Mr. Holbrook to purchase 3,571 shares of Company Common Stock at $3.50 per share and the exercise price of the warrant controlled by Mr. Holbrook to purchase 16,811 shares of Company Common Stock at $5.00 per share were each reduced to $0.40 a share and the exercise price of the warrant held by Mr. Brackenridge to purchase 866 shares of Company Common Stock at $5.00 per share was reduced to $0.40. The Company is currently attempting to obtain an additional $250,000 in financing on similar terms. There can be no assurance that the Company's attempts to obtain additional financing will be successful.

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

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   (A) EXHIBITS

       The following Exhibits are filed as part of this Form 10-KSB:

------------------------------------------------------------------------------------------------------------------------------------

Exhibit                                                             Sequential Page Number or
Number                   Description                                Incorporation by Reference to
------------------------------------------------------------------------------------------------------------------------------------

2.0                      Agreement and Plan of                      Filed herewith
                         Reorganization, dated as of
                         January 20, 1998 among the
                         Company, CCS Subsidiary, Inc.
                         and Electro-Catheter
                         Corporation

3.0                      Certificate of Incorporation of            Filed herewith
                         the Company, as amended

3.2                      Restated Bylaws of the                     Filed herewith
                         Company, as amended

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

4.5                      Stock Purchase Warrant, dated              Exhibit 4.2 to Form 8-K Current Report, dated March
                         March 31, 1995 in favor of Dow             31, 1995, File No. 0-14653
                         Corning Enterprises, Inc.

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

4.8                      Stock Purchase Warrant, dated              Exhibit 4.2 to Form 8-K Current Report, dated June 13,
                         June 6, 1997 in favor of  Sirrom           1997, File No. 0-14653.
                         Capital Corporation

------------------------------------------------------------------------------------------------------------------------------------

Exhibit                                                             Sequential Page Number or
Number                   Description                                Incorporation by Reference to
------------------------------------------------------------------------------------------------------------------------------------

4.9                      Stock Purchase Warrant, dated              Exhibit 4.1 to Form 8-K Current Report, dated June 13,
                         June 13, 1997 in favor of  Coast           1997, File No. 0-14653.
                         Business Credit

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

10.5                     Employment Agreement between               Exhibit 10.25 to Form 8-K Current Report dated
                         Alan J. Rabin and the                      October 11, 1994, File No. 0-14653
                         Company, dated October 13, 1994

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

10.8                     Agreement between the Company              Exhibit 10.12 to Form S-1 Registration Statement
                         and Alan J. Rabin and Bart C.              filed on March 2, 1995, Registration No. 33-89938
                         Gutekunst dated July 1, 1994

10.9                     Form of Indemnification                    Exhibit 10.13 to Form S-1 Registration Statement
                         Agreement between the Company              filed on March 2, 1995, Registration No. 33-89938
                         and each Director, executed
                         December 1994

------------------------------------------------------------------------------------------------------------------------------------

Exhibit                                                             Sequential Page Number or
Number                   Description                                Incorporation by Reference to
------------------------------------------------------------------------------------------------------------------------------------

10.10                    Employment Agreement between               Exhibit 10.14 to Form S-1 Registration Statement
                         Robert R. Brownlee and the                 filed on March 2, 1995, Registration No. 33-89938
                         Company dated as of October
                         1, 1994

10.11                    Loan and Security Agreement                Exhibit 10.1 to Form 8-K Current Report, dated March
                         between the Company and                    31, 1995, File No. 0-14653
                         Sirrom Capital Corporation,
                         dated March 31, 1995

10.12                    $1,500,000 Secured Promissory              Exhibit 10.2 to Form 8-K Current Report, dated March
                         Note in favor of Sirrom                    31, 1995, File No. 0-14653
                         Capital Corporation, dated
                         March 31, 1995

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

10.17                    Amendment 2 to Supply                      Exhibit 10.17 to Form 10-QSB for the Quarter ended
                         Contract between Sulzer                    September 30, 1995, File No. 0-14653
                         Intermedics Inc. and the
                         Company, October 20, 1995
                         dated

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

------------------------------------------------------------------------------------------------------------------------------------

Exhibit                                                             Sequential Page Number or
Number                   Description                                Incorporation by Reference to
------------------------------------------------------------------------------------------------------------------------------------

10.20                    Distribution Agreement                     Exhibit 10.20 to Form 10-QSB for the Quarter ended
                         between LEM Biomedica s.r.l.               September 30, 1996, File No. 0-14653
                         and the Company, dated
                         October 1, 1996.

10.21                    Security Agreement and                     Exhibit 10.21 to Form 10-QSB for the Quarter ended
                         Secured Promissory Note                    December 31, 1996, File No. 0-14653
                         between Bart C. Gutekunst and
                         the Company, dated October
                         28, 1996.

10.22                    Security Agreement  and                    Exhibit 10.22 to Form 10-QSB for the Quarter ended
                         Secured Promissory Note                    December 31, 1997, File No. 0-14653
                         between Bart C. Gutekunst and
                         the Company, dated March 24,
                         1997.

10.23                    Security Agreement and                     Exhibit 10.23 to Form 10-QSB for the Quarter ended
                         Secured Promissory Note                    June 30, 1997, File No. 0-14653
                         between Alan J. Rabin and the
                         Company, dated April 15, 1997.

10.24                    Security Agreement and                     Exhibit 10.24 to Form 10-QSB for the Quarter ended
                         Secured Promissory Note                    June 30, 1997, File No. 0-14653
                         Between Bart C. Gutekunst and
                         the Company, dated April 21,
                         1997.

10.25                    Loan and Security Agreement                Exhibit 10.1 to Form 8-K Current Report, dated June
                         Coast Business Credit and the              13, 1997, File No. 0-14653
                         Company, dated June 13, 1997.

10.26                    $300,000 Secured Promissory                Exhibit 10.2 to Form 8-K Current Report, dated June
                         Note of the Company to Coast               13, 1997, File No. 0-14653
                         Business Credit, dated June
                         13, 1997.

10.27                    $500,000 CAPEX Promissory                  Exhibit 10.3 to Form 8-K Current Report, dated June
                         Note of the Company to Coast               13, 1997, File No. 0-14653
                         Business Credit, dated June
                         13, 1997.

10.28                    Intercreditor and                          Exhibit 10.4 to Form 8-K Current Report, dated June
                         Subordination Agreement                    13, 1997, File No. 0-14653
                         between Coast Business Credit
                         and Sirrom Capital Corporation

10.29                    Mortgage and security                      Exhibit 10.5 to Form 8-K Current Report, dated June
                         Agreement between the Company              13, 1997, File No. 0-14653
                         and Coast Business Credit

10.30                    Security Agreement (Intellectual           Exhibit 10.6 to Form 8-K Current Report, dated June
                         Property) between the Company              13, 1997, File No. 0-14653
                         and Coast Business Credit

------------------------------------------------------------------------------------------------------------------------------------

Exhibit                                                             Sequential Page Number or
Number                   Description                                Incorporation by Reference to
------------------------------------------------------------------------------------------------------------------------------------
10.31                    Grant of Security Interest                 Exhibit 10.7 to Form 8-K Current Report, dated June
                         Patents in favor of Coast                  13, 1997, File No. 0-14653
                         Business Credit

10.32                    Amendment to Employment                    Filed herewith
                         Agreement between Alan J.
                         Rabin and the Company,
                         effective as of May 1, 1996

21.0                     Subsidiaries of the Registrant             Filed herewith

27.0                     Financial Data Schedule                    Filed herewith
------------------------------------------------------------------------------------------------------------------------------------

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


     By   /s/ Alan J Rabin
       --------------------
       Alan J. Rabin
       President and CEO, and a Director
       Dated: October 6, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on the date indicated. This reporting may be executed in multiple counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.


         /s/ Bart C. Gutekunst                  Chairman of the Board
    --------------------------------------------
    Bart C. Gutekunst
    Dated: October 6, 1998


         /s/ Alan J. Rabin                      President and CEO,and a Director
    --------------------------------------------

    Alan J. Rabin
    Dated: October 6, 1998


         /s/ Tracey E. Young                    Director
    ---------------------------------------------
    Tracey E. Young
    Dated: October 6, 1998


         /s/ William H. Burns                   Director
    ---------------------------------------------
    William H. Burns
    Dated: October 6, 1998


        /s/ Larry G. Haimovitch                 Director
    --------------------------------------------
    Larry G. Haimovitch
    Dated: October 6, 1998


       /s/ Robert T. Rylee                      Director
    --------------------------------------------
    Robert T. Rylee
    Dated: October 6, 1998

       /s/ Augusto Ocana                        Director
    --------------------------------------------
    Augusto Ocana
   Dated: October 6, 1998


        /s/ W. Alan Walton                      Executive Vice President, Chief
    ------------------------------------------- Operating Officer
    W. Alan Walton                              (Principal Accounting Officer)
    Dated: October 6, 1998

                               INDEX TO EXHIBITS

------------------------------------------------------------------------------------------------------------------------------------

Exhibit                                                             Sequential Page Number or
Number                   Description                                Incorporation by Reference to
------------------------------------------------------------------------------------------------------------------------------------

2.0                      Agreement and Plan of                      Filed herewith
                         Reorganization, dated as of
                         January 20, 1998 among the
                         Company, CCS Subsidiary, Inc.
                         and Electro-Catheter
                         Corporation

3.0                      Certificate of Incorporation               Filed herewith
                         of the Company, as amended

3.2                      Restated Bylaws of the                     Filed herewith
                         Company, as amended

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

4.4                      Stock Purchase Warrant dated               Exhibit 4.1 to Form 8-K Current Report, dated March
                         March 31, 1995 in favor of                 31, 1995, File No. 0-14653
                         Sirrom Capital Corporation

4.5                      Stock Purchase Warrant, dated              Exhibit 4.2 to Form 8-K Current Report, dated March
                         March 31, 1995 in favor of                 31, 1995, File No. 0-14653
                         Dow Corning Enterprises, Inc.

4.6                      Stock Purchase Warrant, dated              Exhibit 4.6 to Form 10-KSB for the year ended March
                         October 15, 1995 in favor of               31, 1996, File No. 0-14653.
                         Sirrom Capital Corporation

4.7                      Stock Purchase Warrant, dated              Exhibit 4.7 to Form 10-KSB for the year ended March
                         March 29, 1996 in favor of                 31, 1996, File No. 0-14653.
                         Grupo Taper, S.A.

4.8                      Stock Purchase Warrant, dated              Exhibit 4.2 to Form 8-K Current Report, dated June
                         June 6, 1997 in favor of                   13, 1997, File No. 0-14653.
                         Sirrom Capital Corporation

4.9                      Stock Purchase Warrant, dated              Exhibit 4.1 to Form 8-K Current Report, dated June
                         June 13, 1997 in favor of                  13, 1997, File No. 0-14653.
                         Coast Business Credit

------------------------------------------------------------------------------------------------------------------------------------

Exhibit                                                             Sequential Page Number or
Number                   Description                                Incorporation by Reference to
------------------------------------------------------------------------------------------------------------------------------------

10.0                     License Agreement between                  Exhibit 10.1 to Form 10-Q for the Quarter Ended
                         Hughes/Bertolet and the                    September 30, 1986, File No. 0-14653
                         Company

10.1                     Settlement Agreement and                   Exhibit 10.2 to Form 10-K for the Year Ended March
                         Release between Applied                    31, 1990, File No. 0-14653
                         Cardiac Electro-physiology
                         and the Company

10.2                     Amended and Restated License               Exhibit 10.19 to Form 8-K Current Report dated April
                         Agreement between Sulzer                   2, 1993, File No. 0.14653
                         Intermedics Inc. and the
                         Company, dated April 2, 1993

10.3                     Amended and Restated Supply                Exhibit 10.20 to From 8-K Current Report dated April
                         Contract between Sulzer                    2, 1992, File No. 0-14653
                         Intermedics Inc. and the
                         Company, dated April 2, 1993

10.4                     Employment Agreement between               Exhibit 10.24 to Form 8-K Current Report dated
                         Bart C. Gutekunst and the                  October 11, 1994, File No. 0-14653
                         Company, dated October 13,
                         1994

10.5                     Employment Agreement between               Exhibit 10.25 to Form 8-K Current Report dated
                         Alan J. Rabin and the                      October 11, 1994, File No. 0-14653
                         Company, dated October 13,
                         1994

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

10.8                     Agreement between the Company              Exhibit 10.12 to Form S-1 Registration Statement
                         and Alan J. Rabin and Bart C.              filed on March 2, 1995, Registration No. 33-89938
                         Gutekunst dated July 1, 1994

10.9                     Form of Indemnification                    Exhibit 10.13 to Form S-1 Registration Statement
                         Agreement between the Company              filed on March 2, 1995, Registration No. 33-89938
                         and each Director, executed
                         December 1994

10.10                    Employment Agreement between               Exhibit 10.14 to Form S-1 Registration Statement
                         Robert R. Brownlee and the                 filed on March 2, 1995, Registration No. 33-89938
                         Company dated as of October
                         1, 1994

------------------------------------------------------------------------------------------------------------------------------------

Exhibit                                                             Sequential Page Number or
Number                   Description                                Incorporation by Reference to
------------------------------------------------------------------------------------------------------------------------------------

10.11                    Loan and Security Agreement                Exhibit 10.1 to Form 8-K Current Report, dated March
                         between the Company and                    31, 1995, File No. 0-14653
                         Sirrom Capital Corporation,
                         dated March 31, 1995

10.12                    $1,500,000 Secured Promissory              Exhibit 10.2 to Form 8-K Current Report, dated March
                         Note in favor of Sirrom                    31, 1995, File No. 0-14653
                         Capital Corporation, dated
                         March 31, 1995

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

10.17                    Amendment 2 to Supply                      Exhibit 10.17 to Form 10-QSB for the Quarter ended
                         Contract between Sulzer                    September 30, 1995, File No. 0-14653
                         Intermedics Inc. and the
                         Company, October 20, 1995
                         dated

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

10.20                    Distribution Agreement                     Exhibit 10.20 to Form 10-QSB for the Quarter ended
                         between LEM Biomedica s.r.l.               September 30, 1996, File No. 0-14653
                         and the Company, dated
                         October 1, 1996.

------------------------------------------------------------------------------------------------------------------------------------

Exhibit                                                             Sequential Page Number or
Number                   Description                                Incorporation by Reference to
------------------------------------------------------------------------------------------------------------------------------------

10.21                    Security Agreement and                     Exhibit 10.21 to Form 10-QSB for the Quarter ended
                         Secured Promissory Note                    December 31, 1996, File No. 0-14653
                         between Bart C. Gutekunst and
                         the Company, dated October
                         28, 1996.

10.22                    Security Agreement  and                    Exhibit 10.22 to Form 10-QSB for the Quarter ended
                         Secured Promissory Note                    December 31, 1997, File No. 0-14653
                         between Bart C. Gutekunst and
                         the Company, dated March 24,
                         1997.

10.23                    Security Agreement and                     Exhibit 10.23 to Form 10-QSB for the Quarter ended
                         Secured Promissory Note                    June 30, 1997, File No. 0-14653
                         between Alan J. Rabin and the
                         Company, dated April 15, 1997.

10.24                    Security Agreement and                     Exhibit 10.24 to Form 10-QSB for the Quarter ended
                         Secured Promissory Note                    June 30, 1997, File No. 0-14653
                         Between Bart C. Gutekunst and
                         the Company, dated April 21,
                         1997.

10.25                    Loan and Security Agreement                Exhibit 10.1 to Form 8-K Current Report, dated June
                         Coast Business Credit and the              13, 1997, File No. 0-14653
                         Company, dated June 13, 1997.

10.26                    $300,000 Secured Promissory                Exhibit 10.2 to Form 8-K Current Report, dated June
                         Note of the Company to Coast               13, 1997, File No. 0-14653
                         Business Credit, dated June
                         13, 1997.

10.27                    $500,000 CAPEX Promissory                  Exhibit 10.3 to Form 8-K Current Report, dated June
                         Note of the Company to Coast               13, 1997, File No. 0-14653
                         Business Credit, dated June
                         13, 1997.

10.28                    Intercreditor and                          Exhibit 10.4 to Form 8-K Current Report, dated June
                         Subordination Agreement                    13, 1997, File No. 0-14653
                         between Coast Business Credit
                         and Sirrom Capital Corporation

10.29                    Mortgage and security                      Exhibit 10.5 to Form 8-K Current Report, dated June
                         Agreement between the Company              13, 1997, File No. 0-14653
                         and Coast Business Credit

10.30                    Security Agreement                         Exhibit 10.6 to Form 8-K Current Report, dated June
                         (Intellectual Property)                    13, 1997, File No. 0-14653
                         between the Company and Coast
                         Business Credit

10.31                    Grant of Security Interest                 Exhibit 10.7 to Form 8-K Current Report, dated June
                         Patents in favor of Coast                  13, 1997, File No. 0-14653
                         Business Credit

------------------------------------------------------------------------------------------------------------------------------------

Exhibit                                                             Sequential Page Number or
Number                   Description                                Incorporation by Reference to
------------------------------------------------------------------------------------------------------------------------------------

10.32                    Amendment to Employment                    Filed herewith
                         Agreement between Alan J.
                         Rabin and the Company,
                         effective as of May 1, 1996

21.0                     Subsidiaries of the Registrant             Filed  herewith

27.0                     Financial Data Schedule                    Filed herewith
------------------------------------------------------------------------------------------------------------------------------------