Form 10QSB
period 1998-09-30
CARDIAC CONTROL SYSTEMS INC
filed 1998-11-12
CIK 706507

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

                         ____________________________

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES  EXCHANGE ACT OF 1934


FOR THE QUARTER  ENDED SEPTEMBER 30, 1998        COMMISSION FILE NUMBER  0-14653



                         CARDIAC CONTROL SYSTEMS, INC.
             (Exact Name of Registrant as specified in its charter)

                         _____________________________

           DELAWARE                                     74-2119162
(State or other jurisdiction of            (IRS Employer Identification Number)
  incorporation or organization)



               3 COMMERCE BOULEVARD, PALM COAST, FLORIDA   32164
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

As of October 31, 1998, 2,648,739 shares of the Registrant's common stock, $.10 par value, were outstanding.

--------------------------------------------------------------------------------

                         CARDIAC CONTROL SYSTEMS, INC.

                                  FORM 10-QSB
                               SEPTEMBER 30, 1998
                                     INDEX

--------------------------------------------------------------------------------
                                                                        Page No.
--------------------------------------------------------------------------------

Part I.   Financial Information

    Balance Sheet at September 30, 1998 (Unaudited)......................   3

    Statements of Operations and Accumulated Deficit for
        the Three Months and Six Months Ended
        September 30, 1998 and 1997 (Unaudited)..........................   4

    Statements of Cash Flows for the Six Months Ended
        September 30, 1998 and 1997 (Unaudited)..........................   5

    Notes to Financial Statements........................................   6

    Management's Discussion and Analysis of Financial Position
        and Results of Operations........................................   11

PART II.   OTHER INFORMATION.............................................   21

                                           PART I.  FINANCIAL INFORMATION
Item I. Financial Statements
                                            CARDIAC CONTROL SYSTEMS, INC.
                                                    BALANCE SHEET
--------------------------------------------------------------------------------------------------------------
                                                                                                 SEPTEMBER 30,
                                                                                                     1998
--------------------------------------------------------------------------------------------------------------
ASSETS                                                                                             (Unaudited)
         CURRENT ASSETS:
              Cash and cash equivalents                                                           $    101,022
              Accounts and notes  receivable                                                           483,134
              Inventories                                                                            1,218,337
              Prepaid expenses                                                                         224,347
--------------------------------------------------------------------------------------------------------------
                         TOTAL CURRENT ASSETS                                                        2,026,840
--------------------------------------------------------------------------------------------------------------
        PROPERTY, PLANT AND EQUIPMENT (NET)                                                          1,864,763
--------------------------------------------------------------------------------------------------------------
        OTHER ASSETS:
              Deferred financing costs, less accumulated
                  amortization of $307,444                                                             391,003
              Deferred license fees, less accumulated
                  amortization of $63,333                                                              136,667
              Deferred  merger costs                                                                   684,538
              Other                                                                                     77,591
                         TOTAL OTHER ASSETS                                                          1,289,799
--------------------------------------------------------------------------------------------------------------
                         TOTAL ASSETS                                                             $  5,181,402
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
         CURRENT LIABILITIES:
              Accounts payable                                                                    $  1,199,466
              Due to related party                                                                     101,400
              Accrued compensation                                                                     455,563
              Accrued royalties                                                                        192,468
              Other accrued expenses                                                                   142,567
              Deposits payable                                                                         342,569
              Notes and debt obligations payable within one year                                     1,422,504
--------------------------------------------------------------------------------------------------------------
                         TOTAL CURRENT LIABILITIES                                                   3,856,537
         8% CONVERTIBLE DEBENTURES                                                                     300,000
         NOTES AND DEBT OBLIGATIONS PAYABLE AFTER ONE YEAR                                           1,502,631
         OTHER LIABILITIES                                                                              87,413
--------------------------------------------------------------------------------------------------------------
                         TOTAL LIABILITIES                                                           5,746,581
--------------------------------------------------------------------------------------------------------------
         STOCKHOLDERS' EQUITY
              Common stock, $.10 par value, 30,000,000 shares authorized,
                     2,648,739 shares issued                                                           264,874
              Additional paid in capital                                                            22,337,797
              Accumulated deficit                                                                  (23,167,850)
                         TOTAL STOCKHOLDERS' EQUITY                                                   (565,179)
---------------------------------------------------------------------------------------------------------------
                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  5,181,402
---------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                          STATEMENTS OF OPERATIONS AND
                              ACCUMULATED DEFICIT
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended September 30     Six Months Ended September 30
                                                      1998               1997             1998              1997
--------------------------------------------------------------------------------------------------------------------
REVENUE
      Net sales                                      $    764,963    $  1,041,490       $  1,385,740    $  1,893,779
      Royalty income                                            -         598,500                  -       1,295,625
                                                     ---------------------------------------------------------------
                      Total revenue                       764,963       1,639,990          1,385,740       3,189,404
                                                     ---------------------------------------------------------------

COSTS AND EXPENSES
      Cost of products sold                               451,730         648,245            777,819       1,152,060
      Selling, general and administrative expenses        454,421         613,053            923,513       1,356,125
      Engineering, research and development expenses      317,502         420,419            652,417         878,692
                                                     ---------------------------------------------------------------
                      Total cost and expenses           1,223,653       1,681,717          2,353,749       3,386,877
                                                     ---------------------------------------------------------------
OPERATING LOSS                                           (458,690)        (41,727)          (968,009)       (197,473)
                                                     ---------------------------------------------------------------

OTHER INCOME (EXPENSES)
      Interest income                                         475           1,969                792           7,952
      Interest expense                                   (142,411)       (128,421)          (298,706)       (211,006)
      Other income                                              -             940                  -             940
                                                     ---------------------------------------------------------------
                      Total other expenses               (141,936)       (125,512)          (297,914)       (202,114)
                                                     ---------------------------------------------------------------

NET LOSS                                                 (600,626)       (167,239)        (1,265,923)       (399,587)

ACCUMULATED DEFICIT - BEGINNING OF PERIOD             (22,567,224)    (20,894,565)       (21,901,927)    (20,662,217)
                                                     ---------------------------------------------------------------

ACCUMULATED DEFICIT - END OF PERIOD                  $(23,167,850)   $(21,061,804)      $(23,167,850)   $(21,061,804)
                                                     ===============================================================

NET LOSS PER COMMON SHARE                                  ($0.23)         ($0.06)            ($0.48)         ($0.15)

AVERAGE NUMBER OF SHARES OUTSTANDING                    2,648,739       2,646,866          2,648,739       2,630,405

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------
Six months ended September 30,                                                                 1998                1997
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                                $(1,265,923)       $ (399,587)
    Adjustments to reconcile net loss to net
     cash used for operating activities:
            Depreciation and amortization                                                       214,994           218,417
            Securities received in lieu of insurance rebate                                           -              (799)
            Stock issued for payment of directors' fees                                               -            34,000
            Cash provided by (used for):
                  Accounts receivable                                                           190,539          (283,781)
                  Inventories                                                                   205,360          (147,400)
                  Prepaid expenses                                                              (16,783)         (142,584)
                  Accounts payable                                                              172,047          (148,405)
                  Due to related parties                                                         (5,622)                -
                  Accrued interest                                                               32,126            11,096
                  Accrued compensation                                                          201,475            13,228
                  Accrued compensated absences                                                   (3,824)           10,111
                  Deposits payable                                                               (9,912)           99,559
                  Other accrued expenses                                                         23,582           (42,749)
                  Other liabilities                                                               8,741            10,243
                                                                                            -----------------------------
Net cash (used for) operating activities                                                       (253,200)         (768,651)
                                                                                            -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES;
    Purchase of property, plant and equipment                                                      (893)         (288,643)
    Deferred merger costs                                                                      (364,089)                -
    Increase in other assets                                                                          -            (6,124)
                                                                                            -----------------------------
Net cash (used for) investing activities                                                       (364,982)         (294,767)
                                                                                            -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock and exercise
     of stock warrants, net of issuance costs                                                         -             8,928
    Proceeds from notes and debt obligations payable                                                  -           124,343
    Repayment of notes and debt obligations payable                                                   -          (193,983)
    Proceeds from issuance of 8% convertible debenture                                          300,000                 -
    Net borrowings on line of credit                                                             16,529         1,346,282
    Net proceeds from short term debt                                                           385,084                 -
    Repayments of long term debt                                                                 (3,821)           (1,394)
    Deferred financing costs                                                                          -          (226,616)
                                                                                            -----------------------------
Net cash provided by financing activities                                                       697,792         1,057,560
                                                                                            -----------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             79,610            (5,858)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                     21,412           185,463
                                                                                            -----------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $   101,022        $  179,605
                                                                                            -----------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid during the period                                                         $   182,236        $  148,732

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Reduction in accrued compensation in exchange for common stock                                    -        $   34,000
    Reduction in accountspayable in exchange for common stock                                         -        $    8,928

                 See accompanying notes to financial statements

                         CARDIAC CONTROL SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     The accompanying balance sheet of Cardiac Control Systems, Inc. (the "Company") as of September 30, 1998, the related statements of operations and accumulated deficit for the three months and six months ended September 30, 1998 and 1997, and the statements of cash flows for the six months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the Company at September 30, 1998, and the results of operations for the three months and six months ended September 30, 1998 and 1997 and the cash flows for the six months ended September 30, 1998 and 1997.

     Certain reclassifications have been made to the unaudited financial statements previously reported for the three months and six months ended September 30, 1997 to conform with classifications used in the unaudited financial statements for the three months and six months ended September 30, 1998.

The accompanying unaudited financial statements as of September 30, 1998 and for the three months and six months ended September 30, 1998 and 1997 should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1998 contained in the Company's annual report on Form 10-KSB.

     The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has a history of net losses and incurred a net loss for the six months ended September 30, 1998 of $1,265,923. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company believes that continual development of new product and resultant sales growth is critical to attaining a profitable level of operations. Therefore, the Company is continuing its efforts to invest in development of its single lead technology and expand its sales volume, both domestically and internationally. Management believes that the Company has the potential to increase sales and ultimately achieve a profitable level of operations. Also, the Company is pursuing additional working capital to expand its market position and pursue development of new technologies. However, there is no assurance that the Company will be able to attain profitable operations and continue operations as a going concern.

NOTE 2 - LOSS PER COMMON SHARE

     Net loss per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents have not been included for the three months and six months ended September 30, 1998 and 1997, as their effect on the loss per share is anti-dilutive.

     The FASB has issued SFAS No. 128, "Earnings per Share," which provides guidance for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share." This statement, when adopted, is not expected to have a material impact on the Company.

NOTE 3 - INVENTORIES

     Inventories at September 30, 1998 are summarized as follows:

         ---------------------------------------------------------------
                                                     September 30, 1998
                                                   ---------------------
         Raw materials and supplies                         $  707,657

         Work-in-process                                       297,785

         Finished goods                                        249,843
                                                   ---------------------
                                                             1,255,285

         Reserve for obsolescence                              (36,948)
                                                   ---------------------
                                                             1,218,337
         ---------------------------------------------------------------

Finished goods inventories include approximately $91,385 of products consigned to customers and independent sales representatives at September 30, 1998.

NOTE 4 - ACCOUNTS PAYABLE

     On August 27, 1998, the Company executed a Promissory Note in favor of Greenberg Traurig, P.A. in the sum of $199,000, due and payable, together with interest at a rate of 9% per annum, at any time on or after the earlier of the effective time of the merger with Electro-Catheter Corporation, a New Jersey corporation ("Electro"), or November 10, 1998. The Company granted to Greenberg Traurig, P.A. a warrant to purchase 35,000 shares of the Company's common stock at an exercise price of $0.375 per share, exercisable immediately and expiring on July 31, 2003 and, in the event that any amount owed under the Promissory Note shall remain outstanding on August 31, 1998, or on the last day of any month thereafter, the grant of a right to purchase an additional 35,000 shares of the Company's common stock expiring five years from the date of grant at an exercise price per share equal to the average of the bid and asked price on the date of grant.

NOTE 5 - NOTES AND DEBT OBLIGATIONS PAYABLE

     Notes and debt obligations consist of the following at September 30, 1998:

     -------------------------------------------------------------------------
                                                        September 30 1998
                                                     -------------------------
     Sirrom mortgage note, net of discount (A)                     $1,494,391
     Coast Business Credit (B)                                      1,029,826
     Minrad, Inc. Promissory note (C)                                 200,000
     International Holdings, Inc. (D)                                 165,000
     Other                                                             35,918
                                                     -------------------------
                                                                   $2,925,135
     Amount payable within one year                                 1,422,504
                                                     -------------------------
     Amount payable after one year                                 $1,502,631
     -------------------------------------------------------------------------

     (A) On March 31, 1995, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Sirrom Capital Corporation ("Sirrom") and executed a $1,500,000 secured promissory note. Interest on the note is payable monthly at 13.5% per annum and principal is due on March 31, 2000. The note is secured by a subordinated mortgage lien on all the Company's real and personal property, excluding inventory and accounts receivable, but including general intangibles such as its patents and royalties. The Loan Agreement restricts the Company from incurring additional indebtedness in excess of $200,000 annually without the lender's consent. In addition, the Company must give the lender advance notice of certain events, such as dividend payments, certain new stock issues, reorganizations, and merger or sale of substantially all assets.

          In connection with the Loan Agreement, the Company granted Sirrom warrants to purchase, initially, 100,000 shares of the Company's common stock at $.01 per share. An additional 50,000 warrants to purchase shares of common stock at $.01 per share will be granted to the lender upon each anniversary date, beginning March 31, 1997 through March 31, 1999, that any amount owed to Sirrom shall be outstanding. On March 31, 1997 and, again, on March 31, 1998, the Company granted Sirrom 50,000 additional warrants pursuant to the Loan Agreement. The Company recorded $279,000 (100,000 shares) in fiscal year 1995, $71,376 (50,000 shares) in fiscal year 1997 and $19,550
          (50,000 shares) in fiscal year 1998 as a debt discount with the offset to additional paid-in capital, representing the difference between the estimated fair market value of the underlying stock at the date of grant and $.01 per share. This has resulted in an effective interest rate of approximately 30% per annum on the Sirrom debt. The Sirrom note includes an unamortized debt discount of $5,609 at September 30, 1998.

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

          On June 11, 1998, the Company and CBC executed an amendment to the original Loan Agreement whereby CBC agreed to advance the Company a further Bridge Loan in the sum of $250,000. The Bridge Loan is repayable on November 30, 1998. The interest rate on the Bridge Loan is equal to prime rate plus 5% per annum, calculated on the basis of a 360-day year for the actual number of days elapsed. The exercise price of the warrants to purchase 37,500 shares of stock granted under the Agreement dated June 13, 1997 was reduced from $4.00 to $0.40 and, in addition, CBC was granted warrants to purchase 25,000 shares of stock at $0.40, expiring June 30, 2002.

     (C) On July 30, 1998, and August 13, 1998, the Company executed promissory notes in favor of Minrad, Inc. ("Minrad") in the amount of $75,000 and $125,000, respectively (collectively, the "Minrad Note"). The Minrad Note bears interest at the rate of 15% annually, and the principal amount and all interest due thereunder is due and payable, after September 29, 1998, within ten (10) days after written demand from Minrad.

     (D) On August 26, 1998, the Company received $134,000 from International Holdings, Inc. ("IHI") and executed a promissory note in the amount of $165,000 (the "IHI Note") in favor of IHI. Concurrently with execution of the IHI Note, the Company paid Goodbody International, Inc., a related company of IHI ("Goodbody"), a $34,000 consulting fee for services relating to the obtaining of additional debt financing. Pursuant to the terms of the IHI Note, the Company has agreed to repay the IHI Note on or before October 25, 1998. If the Company does not repay the IHI Note on or before October 25, 1998, but does so on or before November 12, 1998, in addition to repayment of the IHI Note, the Company has agreed to pay Goodbody a $25,000 fee (the "Goodbody Fee"). If repayment of the IHI Note and the Goodbody Fee have not been received by IHI on or before November 12, 1998, an immediate penalty fee of $2,500 shall be incurred at 12:01 a.m. on November 13, 1998, and an additional $2,500 fee will accrue and be imposed at 12:01 a.m. every 24 hours, until the IHI Note, the Goodbody Fee and all penalty fees have been paid in full.

          In connection with the IHI Note, the Company has agreed to issue up to four warrants to IHI under certain conditions, each giving IHI the right to purchase 50,000 shares of the Company's common stock at an exercise price of $.01 per share. If repayment of the IHI Note and the Goodbody Fee have not been received by IHI on or before November 12, 1998, at 12:01 a.m. on November 13, 1998, the first of the four warrants will be deemed issued to and earned by IHI. At 12:01 a.m. on the 13th of each month thereafter for up to three months, one additional warrant shall be issued and deemed earned, if the IHI Note, the Goodbody Fee and all penalty fees have not been paid in full. Furthermore, if the IHI Note, the Goodbody Fee and all penalty fees have not been paid in full by January 1, 1999, IHI will have the option to convert any or all of the amounts due into common stock of the Company at an exercise price of $.01 per share. As additional consideration for the IHI Note, IHI received a warrant to purchase 330,000 shares of the Company's common stock at an exercise price of $0.128 per share, exercisable at any time on or before 5:00 p.m. Eastern Standard Time on August 26, 2003.

Aggregate notes and debt obligations outstanding at September 30, 1998 mature as follows: 1999 - $1,422,504; 2000 - $3,343; 2001 - $1,498,868; 2022 - $420.

NOTE 6 - 8% CONVERTIBLE DEBENTURES

  From April 22 through May 4, 1998, the Company obtained $300,000 in interim financing from selected current investors through the issuance of 8% convertible debentures, convertible to shares of stock at $0.40 per share. The debenture holders include two stockholders of Cardiac Control Systems, Inc., Mr. George Holbrook and Mr. A. Bruce Brackenridge. In return for their efforts, the exercise price of the option controlled by Mr. Holbrook to purchase 3,571 shares of the Company common stock at $3.50 a share and the exercise price of the warrant controlled by Mr. Holbrook to purchase 16,811 shares of the Company common stock at $5.00 a share were each reduced to $0.40 a share and the exercise price of the warrant held by Mr. Brackenridge to purchase 866 shares of the Company common stock at $5.00 a share was reduced to $0.40 a share.

NOTE 7 - PROBABLE MERGER

  On October 27, 1997, the Company entered into a letter of intent with Electro to effect a merger of a wholly-owned subsidiary of the Company ("Sub"), into and with Electro (the "Merger") as a result of which Electro will become a wholly-owned subsidiary of the Company.

     To effectuate the Merger, the Company, Electro and Sub executed an Agreement and Plan of Reorganization dated January 20, 1998, as amended by a First Amendment to Agreement and Plan of Reorganization, dated May 5, 1998 and a Second Amendment to Agreement and Plan of Reorganization, dated August 7, 1998 (collectively, the "Merger Agreement"). Prior to consummation of the Merger, the Company will effectuate a 1 for 5 reverse stock split (the "Reverse Split") whereby the number of outstanding shares of Company Common Stock will be reduced to approximately 530,000 shares. Simultaneously with the consummation of the Merger, the Company will reorganize into a holding company structure, whereby the Company will become a direct, wholly-owned subsidiary of Catheter Technology Group, Inc., a Delaware corporation and a holding company ("CTG"). The stockholders of the Company will become stockholders of CTG and will continue to hold their shares of common stock without any change in number, designation, terms or rights. The structure of the transaction contemplates that upon effectiveness of the Merger, holders of Electro's common stock, $.10 par value per share ("Electro Common Stock"), will receive one-fifth of a share of common stock, $.10 par value, of CTG for each share of Electro Common Stock held. No fractional shares will be issued in the Merger.

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

FINANCIAL POSITION AND LIQUIDITY

     The Company's liquidity benefited from a loan from Coast Business Credit, a division of Southern Pacific Bank ("Coast") under a loan agreement dated June 13, 1997 (the "Coast Loan") whereby Coast agreed to lend the Company an amount not to exceed $3,500,000, subject to limitations relating to the value of receivables and inventories and including a capital expenditure sub-line up to $500,000 and a term loan in the sum of $300,000, of which the latter two are repayable over a forty-eight month period. On June 6, 1997, as consideration for Sirrom Capital Corporation ("Sirrom") subordinating its interests to Coast, the Company issued to Sirrom a warrant to purchase 50,000 shares of common stock, $.10 par value per share, of the Company ("Company Common stock") exercisable commencing immediately and expiring June 6, 2002 at an exercise price of $5.00 per share. In connection with the Coast Loan, on June 13, 1997, the Company issued to Coast a warrant to purchase 37,500 shares of Company Common Stock exercisable commencing immediately and expiring June 30, 2002 at an exercise price of $4.00 per share. On June 11, 1998, the Company and Coast amended the terms of the Coast Loan, pursuant to which the Company received an additional $250,000 (the "Bridge Loan"). In connection with the Bridge Loan, the Company issued to Coast a warrant to purchase 25,000 shares of Company Common Stock exercisable commencing immediately and expiring June 30, 2002 at an exercise price of $.40 per share and the exercise price per share of the warrant issued to Coast in connection with the Coast Loan was reduced from $4.00 per share to $.40 per share. As of September 30, 1998, the Company had outstanding indebtedness of approximately $1,029,826 under the Coast Loan.

     From April 22 through May 4, 1998, the Company obtained $300,000 in interim financing from selected current investors through the issuance of an 8% convertible debenture, convertible at the then current market price of $0.40 per share. In consideration for this investment the Company lowered the exercise price of previously issued options to purchase 3,571 shares of Company Common Stock from

$3.50 per share to $0.40 per share and lowered the exercise price of certain warrants to purchase 16,811 shares of Company Common Stock from $5.00 per share, to $.40 per share.

     On July 30, 1998, and August 13, 1998, the Company executed promissory notes in favor of Minrad, Inc. ("Minrad") in the amount of $75,000 and $125,000, respectively (collectively, the "Minrad Note"). The Minrad Note bears interest at the rate of 15% annually, and the principal amount and all interest due thereunder is due and payable, after September 29, 1998, within ten (10) days after written demand from Minrad.

  On August 26, 1998, the Company received $134,000 from International Holdings, Inc. ("IHI") and executed a promissory note in the amount of $165,000 (the "IHI Note") in favor of IHI. Concurrently with execution of the IHI Note, the Company paid Goodbody International, Inc., a related company of IHI ("Goodbody"), a $34,000 consulting fee for services relating to the obtaining of additional debt financing. Pursuant to the terms of the IHI Note, the Company has agreed to repay the IHI Note on or before October 25, 1998. If the Company does not repay the IHI Note on or before October 25, 1998, but does so on or before November 12, 1998, in addition to repayment of the IHI Note, the Company has agreed to pay Goodbody a $25,000 fee (the "Goodbody Fee"). If repayment of the IHI Note and the Goodbody Fee have not been received by IHI on or before November 12, 1998, an immediate penalty fee of $2,500 shall be incurred at 12:01 a.m. on November 13, 1998, and an additional $2,500 fee will accrue and be imposed at 12:01 a.m. every 24 hours, until the IHI Note, the Goodbody Fee and all penalty fees have been paid in full.

     In connection with the IHI Note, the Company has agreed to issue up to four warrants to IHI under certain conditions, each giving IHI the right to purchase 50,000 shares of Company Common Stock at an exercise price of $.01 per share.
If repayment of the IHI Note and the Goodbody Fee have not been received by IHI on or before November 12, 1998, at 12:01 a.m. on November 13, 1998, the first of the four warrants will be deemed issued to and earned by IHI. At 12:01 a.m. on the 13th of each month thereafter for up to three months, one additional warrant shall be issued and deemed earned, if the IHI Note, the Goodbody Fee and all penalty fees have not been paid in full. Furthermore, if the IHI Note, the Goodbody Fee and all penalty fees have not been paid in full by January 1, 1999, IHI will have the option to convert any or all of the amounts due into Company Common Stock at an exercise price of $.01 per share. As additional consideration for the IHI Note, IHI received a warrant to purchase 330,000 shares of Company Common Stock at an exercise price of $0.128 per share, exercisable at any time on or before 5:00 p.m. Eastern Standard Time on August 26, 2003.

     The interest and warrant provisions and other inducements which the Company is required to offer to obtain capital are becoming increasingly more burdensome. Interim financing of the Company pending the consummation of a merger involving Electro-Catheter Corporation, a New Jersey corporation ("Electro") and an indirect, wholly-owned subsidiary of the Company ("Sub"), whereby the Sub will merge with and into Electro (the "Merger"), is extremely difficult to obtain. If the Company is unable to obtain additional interim financing it might not be able to survive until the end of November, the expected time of the consummation of the Merger.

     Cash used by operations during the first six months of fiscal year 1999 approximated $253,200. Deferred merger costs utilized approximately $364,089. Proceeds of the 8% convertible debenture and notes and debt obligations payable approximated $300,000 and $385,084 respectively. Overall, positive cash flow for the first six months of fiscal year 1999 approximated $79,600.

     The Company has no commitments for the acquisition of capital assets. It has material commitments pursuant to certain inventory procurement contracts that aggregated $859,397 at September 30, 1998.

RESULTS OF OPERATIONS

Fiscal Quarter Ended September 30, 1998 Compared To Fiscal Quarter Ended September 30, 1997

  Overview. The Company's total revenues for the second quarter of fiscal year 1999 decreased by 53.4% to $764,963 as compared to $1,639,990 for the second quarter of fiscal year 1998. Sales decreased from $1,041,490 in the second quarter of fiscal year 1998 by 26.6% to $764,963 in the second quarter of fiscal year 1999. Royalty income, which was $598,500 in the second quarter of fiscal year 1998, was zero in the second quarter of fiscal year 1999. Royalty income represents royalty fees from Sulzer Intermedics, Inc. ("Intermedics") pursuant to a license agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Royalty fees under this agreement terminated on January 22, 1998. Total operating costs in the second quarter of fiscal year 1999 were $458,064 lower than those incurred during the second quarter of fiscal year 1998, which, combined with the decrease in total revenues, resulted in an operating loss of $458,690 in the second quarter of fiscal year 1999 as compared to an operating loss of $41,727 in the second quarter of fiscal year 1998.

  Sales. Total sales decreased from $1,041,490 in the second quarter of fiscal year 1998 by 26.6% to $764,963 in the second quarter of fiscal year 1999. Pacemaker unit sales decreased by 66% and pacemaker dollar sales decreased by 66%. This decline reflects sales worldwide, and is due to loss of sales to competition because of the Company's lack of a pacemaker generator with rate response and other diagnostic features. Sales of pacing leads decreased in the domestic market by $274,304, but this was largely offset by increased sales of defibrillator leads to a new original equipment manufacturer ("OEM") customer and by increased sales of single-pass atrial-controlled pacing leads used in conjunction with competitive pacing systems. The decline in pacing lead sales was the result of a 66% decline in units reflecting a slight reduction both in complete systems sold (pacemakers with leads), as well as in leads sold to Intermedics. The reduction in sales to Intermedics is perceived to be due to the reduction of internal inventories maintained by Intermedics, as well as a reduction of sales of this product by Intermedics through its customers. Sales of pacing leads in the international market remained stable.

  Sales by geographic area for the second quarter of fiscal year 1999 and 1998 are as follows:

          Geographic Area                1999                 1998
          ---------------                ----                 ----

          United States                $549,817           $  732,400
          International                 215,146              309,090
                                       --------           ----------
                                       $764,963           $1,041,490
                                       ========           ==========


  Sales by product line for the second quarter of fiscal year 1999 and 1998 are as follows:

          Product Line                  1999                 1998
          ------------                  ----                 ----

         Pacemakers                  $280,424           $  601,022
         Electrode Leads              415,223              436,970
         Other                         69,316                3,498
                                      -------           ----------
                                      764,963           $1,041,490
                                      =======           ==========

  Royalty Income. Royalty income represents royalty fees from Intermedics pursuant to a license agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Royalty fees under this agreement terminated on January 22, 1998.

  Costs of Products Sold. The cost of products sold in the second quarter of fiscal year 1999 was $451,730, compared to $648,245 in the second quarter of fiscal year 1998, representing a decrease of 30% as compared with a decrease of 26.6% in sales, which increased the rate of gross margin from 37.8% to 40.9%. This improvement was due to the substitution in the product mix of defibrillator leads for pacing leads.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $454,421 in the second quarter of fiscal year 1999, representing a decrease of 26% from $613,053 in the second quarter of fiscal year 1998. Selling expenses were $152,778 in the second quarter of fiscal year 1999 compared to $254,926 in the second quarter of fiscal year 1998 as a result of reduced costs in respect of commissions and royalties. General and administrative expenses were $301,643 in the second quarter of fiscal year 1999 compared to $358,127 in the second quarter of fiscal year 1998 representing a decrease of 16% as a result of reduced costs in respect of salaries, outside services and professional fees.

  Engineering, Research and Development Expenses. Engineering, research and development costs were $317,502 in the second quarter of fiscal year 1999, which was a decrease of 24% from $420,419 in the second quarter of fiscal year 1998 due to reduced salaries, external costs and travel costs.

  Other Income and Expenses. Interest income was $475 during the second quarter of fiscal year 1999 compared to $1,969 during the second quarter of fiscal year 1998. Total interest expense increased from $128,421 in the second quarter of fiscal year 1998 to $142,411 in the second quarter of fiscal year 1999 due to increased borrowings to meet working capital requirements.

Six Months Ended September 30, 1998 Compared To Six Months Ended September 30, 1997.

  Overview. The Company's total revenues for the first half of fiscal year 1999 decreased by 57% to $1,385,740 as compared to $3,189,404 for the first half of fiscal year 1998. Sales decreased from $1,893,779 in the first half of fiscal year 1998 to $1,385,740 in the first half of 1999. Royalty income decreased from $1,295,625 in the first half of fiscal year 1998 to zero in the first half of fiscal year 1999. Royalty income represents royalty fees from Intermedics pursuant to a license agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Royalty fees under this agreement terminated on January 22, 1998. Total operating costs in the first half of fiscal year 1999 were $1,033,128 lower than those incurred during the first half of fiscal year 1998, which, combined with the decrease in total revenue, resulted in an operating loss of $968,009 in the first half of fiscal year 1999 compared to an operating loss of $197,473 in the first half of fiscal year 1998.

  Sales. Total sales during the first half of fiscal year 1999 decreased from $1,893,779 in the first half of fiscal year 1998 by $508,039 or 27% to $1,385,740. Pacemaker unit sales decreased by 52% and pacemaker dollar sales decreased by 50%. This decline reflects sales worldwide, and is due to loss of sales to competition because of the Company's lack of a pacemaker generator with rate response and other diagnostic features. Sales of pacing leads decreased in the domestic market by $481,119, but this was largely offset by increased sales of defibrillator leads to a new OEM customer and by increased sales of single-pass atrial-controlled pacing leads used in conjunction with competitive pacing systems. The decline in pacing lead sales in the domestic market was the result of a 70% decline in units reflecting a slight reduction both in complete systems sold (pacemaker with leads), as well as in leads sold to Intermedics. The reduction in sales to Intermedics is perceived to be due to the reduction of internal inventories maintained by Intermedics, as well as a reduction of sales of this product by Intermedics through its customers. Sales of pacing leads in the international market remained stable.

  Sales by geographic area for the first half of fiscal year 1999 and 1998 were:

          Geographic Area              1999                 1998
          ---------------              ----                 ----

          United States             $1,115,138           $1,513,410
          International                270,602              380,369
                                    ----------           ----------
                                    $1,385,740           $1,893,779
                                    ==========           ==========

  Sales by product line area for the first half of fiscal year 1999 and 1998 were:

          Product Line                 1999                 1998
          ------------                 ----                 ----

          Pacemakers                $  524,486           $1,050,534
          Electrode Leads              759,247              822,599
          Other                        102,007               20,646
                                    ----------           ----------
                                    $1,385,740            1,893,779
                                    ==========           ==========

  Royalty Income. Royalty income represents royalty fees from Intermedics pursuant to a license agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Royalty fees under this agreement terminated on January 22, 1998.

  Costs of Products Sold. The cost of products sold during the first half of fiscal year 1999 was $777,819 compared to $1,152,060 in the first half of fiscal year 1998, representing a decrease of 32% as compared to a decrease of 27% in sales, which increased the rate of gross margin from 39% in the first half of fiscal year 1998 to 44% in the first half of fiscal year 1999. This improvement was due to the substitution in the product mix of defibrillator leads for pacing leads.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $923,513 in the first half of fiscal year 1999, representing a decrease of $432,612 or 32% from $1,356,125 incurred in the first half of fiscal year 1998. Selling expenses decreased from $601,303 in the first half of fiscal year 1998 by $289,754 or 48% to $311,549 in the first half of fiscal year 1999 as a result of reduced costs in respect of commissions and royalties. General and administrative expenses decreased from $754,822 in the first half of fiscal year 1998 by $142,858 or 19% to $611,964 in the first half of fiscal year 1999 as a result of reduced costs in respect of salaries, outside services and professional fees.

  Engineering, Research and Development Expenses. Engineering, research and development costs were $652,417 during the first half of fiscal year 1999 compared to $878,692 during the first half of fiscal year 1998 due to reduced salaries, external costs and travel costs.

  Other Income and Expenses. Interest income was $792 during the first half of fiscal year 1999 compared to $7,952 during the first half of fiscal year 1998. Total interest expense increased from $211,006 in the first half of fiscal year 1998 to $298,706 in the first half of fiscal year 1999 due to increased borrowings to meet working capital requirements.

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

     European Economic Community ("EEC") nations have adopted universal standards as developed by the International Organization for Standardization ("ISO") in order to provide simplified trade among the member nations and to assure free access to trade while maintaining quality standards for products sold. All companies doing business in these nations must be certified to these standards set forth by the EEC which is evidenced by being granted the CE Mark. Standards for active implantable medical products were implemented January 1, 1993 with a transition period ending December 31, 1994. The Company Quality System received certification to the ISO 9002 on November 19, 1996. The CE Mark certification was issued by the Notified Body, TUV Product Services, of Munich, Germany, during the second quarter of fiscal year 1996 for the Company's products intended for sale in Europe. The Company was audited in July 1997 by TUV Product Services as part of the annual review of the certified Quality System. As a result of the TUV Product Services audit, the Quality System certificate was renewed. In September, 1998, the Company was subject to an audit of its design control processes by TUV and received certification to ISO 9001 standards. The ISO 9001 certification means that the Company meets the highest and most stringent international product quality standards.

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

     Various factors impact on a firm's ability to increase market share including, but not limited to, the financial strength of the firm, the sales resources of the firm and its competitors, and the time involved in obtaining FDA clearance for new or improved products. Therefore, although management believes that the Company is well poised for viable growth, management cannot predict the degree of market share the Company can obtain. Factors beyond the Company's control may impede its progress and in such event, its business and operations would be adversely impacted.

     The Company's ability to successfully compete with other pacemaker manufacturers will depend on the Company's ability to supply product and recruit a quality sales force and continue to develop and release new advanced products. The Company historically has been restricted in its marketing capabilities due to financial constraints impeding its ability to supply products and recruit and train a sales force. However, the Company believes that the resources and products available with the Merger, and the associated funding to be obtained in connection with the Merger, will position the combined companies to be able to develop effective sales and marketing, and research and development programs.

     As discussed above, the manufacture and sale of leads to Intermedics produces income for the Company. However, the supply agreement under which the Company sold electrode leads to Intermedics for its new systems expired on August 1, 1998. Thus, although the Company cannot guarantee that it will continue to supply Intermedics with products, the Company anticipates providing Intermedics with existing or new leads for the next few years without a supply agreement on the same or similar terms and conditions that the Company sells to other similar customers. It is anticipated that Intermedics will eventually develop its own manufacturing capability for electrode leads necessary for its new pacemakers. However, any such development will take time. Although the Company does not know how long it will take Intermedics to develop its own manufacturing capability, added to any such development period would be the time necessary to obtain FDA clearance of its manufacturing process. However, in the event Intermedics receives FDA approval in a shorter time-frame than anticipated, or other events occur which causes a decrease in Intermedics' orders, the Company's business and operating results would be adversely affected.

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

     Probable Merger. On October 27, 1997, the Company entered into a letter of intent with Electro to effectuate the Merger, as a result of which Electro will become a wholly-owned subsidiary of the Company.

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

     Year 2000 Issue. Many existing computer programs use only a two digit suffix to identify a year in the date field with an assumed prefix of "19." Consequently, this limits those systems to dates between 1900 and 1999. If not corrected, many computer systems and applications could fail or create erroneous results by or at the year 2000.

     The Company has undertaken to review the potential impact of the Year 2000 issue to its internal operations. Such assessment has included a review of the impact of the issue in primarily four areas: products, manufacturing systems, business systems and miscellaneous/ other areas. Based on the results of its initial review, the Company does not anticipate that the Year 2000 issue will impact operations or operating results. The Company is in the process of testing its systems which may be affected by the Year 2000 issue and estimates that all affected systems can be tested, upgraded and replaced before they cause any operational problems. This upgrading is estimated to take less than four man-months of effort. In order to insure Year 2000 compliance, the Company has created a task force to periodically review their areas of concern. This task force is to meet on a quarterly basis through the middle of year 2000. Management believes that the incremental costs associated with achieving Year 2000 compliance will not be material to the Company's operating results.

     The Company relies on its customers, suppliers, utility service providers, financial institutions and other partners in order to continue normal business operations. At this time, it is impossible to assess the impact of the Year 2000 issue on each of these organizations. There can be no guarantee that the systems of other unrelated entities on which the Company relies will be corrected on a timely basis and will not have a material adverse effect on the Company. The Company's task force has identified the other organizations which are critical to the Company's continued operations. The Company intends to survey these organizations to determine the impact of the Year 2000 on their operations and their plans for addressing any potential concerns. The Company expects that this assessment will be completed in the fourth calendar quarter of 1998 and expects that any issues will be resolved by the end of the second calendar quarter of 1999.

INFLATION AND CHANGING PRICES

     In the opinion of the Company's management, the rate of inflation during the past two fiscal year years has not had any material impact on the Company's operations. Because of the implementation of cost containment and new Medicare regulations, any increase in sales revenues is expected to result from an increase in the volume of business rather than from an increase in selling prices. The Company's pricing structure may not reflect inflation rates, due to constraints of Medicare regulations, market conditions and competition.

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

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. FAS 133 is effective for all fiscal year quarters of fiscal year years beginning after June 15, 1999.

     Historically, the Company has not entered into any derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

PART II.  OTHER INFORMATION


Item 6.  Exhibits

         Exhibits filed as part of this report are as follows:

Exhibit
Number                          Description
------                          -----------

  2.0 Second Amendment to Agreement and Plan of Reorganization, dated as of August 7, 1998.(1)

  2.1 Third Amendment to Agreement and Plan of Reorganization, dated as of September 4, 1998.(1)

  2.2 Agreement of Merger and Plan of Reorganization, dated as of September 23, 1998 by and between Catheter Technology Group, Inc., Cardiac Control Systems, Inc. ("Cardiac") and CTG Merger Sub, Inc.(1)

  4.0 Cardiac Stock Purchase Warrant, dated August 26, 1998 in favor of International Holdings, Inc.(1)

  4.1 Cardiac Stock Purchase Warrant, dated August 27, 1998 in favor of Greenberg Traurig, P.A.(1)

 10.0         Promissory Note in favor of Minrad, Inc., dated July 29, 1998.(1)

 10.1         Promissory Note in favor of Minrad, Inc., dated August 13,
               1998.(1)

 10.2         Promissory Note in favor of Greenberg Traurig, P.A., dated
               August 27, 1998.(1)

 10.3         Promissory Note in favor of International Holdings, Inc., dated
               October 6, 1998.(1)

 10.4         Amendment to Loan and Security Agreement between Cardiac and
               Coast Business Credit, dated September 15, 1998.(1)

 27.0         Financial Data Schedule.(2)

_____________
(1) Incorporated by reference to Catheter Technology Group, Inc.'s Registration Statement on Form S-4 filed October 13, 1998 (File No. 333-65603).

(2)  Filed Herewith.

                                   SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CARDIAC CONTROL SYSTEMS, INC.



Date: November 10, 1998     By: /s/ Alan J. Rabin
                                ____________________________________________
                                Alan J. Rabin, President and Chief Executive
                                Officer

                               INDEX TO EXHIBITS


Exhibit
Number              Description
------              -----------

27.0         Financial Data Schedule