Form 10QSB
period 1998-12-31
CARDIAC CONTROL SYSTEMS INC
filed 1999-02-16
CIK 706507

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                          ----------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 FOR THE QUARTER ENDED DECEMBER 31, 1998         COMMISSION FILE NUMBER 0-14653



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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CARDIAC CONTROL SYSTEMS, INC.

                                   FORM 10-QSB
                                DECEMBER 31, 1998
                                      INDEX

--------------------------------------------------------------------------------
                                                                        Page No.
--------------------------------------------------------------------------------

Part I.   Financial Information

    Balance Sheet at December 31, 1998 (Unaudited) ....................... 3

    Statements of Operations and Accumulated Deficit for
        the Three Months and Nine Months Ended
        December 31, 1998 and 1997 (Unaudited)............................ 4

    Statements of Cash Flows for the Nine Months Ended
        December 31, 1998 and 1997 (Unaudited)............................ 5

    Notes to Financial Statements......................................... 6

    Management's Discussion and Analysis of Financial Position
        and Results of Operations......................................... 12

Part II.   Other Information.............................................. 21

                          PART I. FINANCIAL INFORMATION
Item I. Financial Statements
                          CARDIAC CONTROL SYSTEMS, INC.
                                  BALANCE SHEET
----------------------------------------------------------------------------------------
                                                                            December 31,
                                                                                1998
----------------------------------------------------------------------------------------
ASSETS                                                                      (Unaudited)
        Current Assets:
             Cash and cash equivalents                                     $    225,707
             Accounts and notes receivable                                      712,368
             Inventories                                                      1,044,049
             Prepaid expenses                                                   228,789
----------------------------------------------------------------------------------------
                        Total current assets                                  2,210,914
----------------------------------------------------------------------------------------
        Property, plant and equipment (net)                                   1,817,914
----------------------------------------------------------------------------------------
        Other assets:
             Deferred financing costs, less accumulated
                 amortization of $344,553                                       383,460
             Deferred license fees, less accumulated
                 amortization of $73,333                                        126,667
             Deferred merger costs                                              749,964
             Other                                                               77,716
----------------------------------------------------------------------------------------
                        Total other assets                                    1,337,807
----------------------------------------------------------------------------------------
                        Total assets                                       $  5,366,635
----------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
        Current liabilities:
             Accounts payable                                                 1,139,786
             Due to related party                                               101,400
             Accrued compensation                                               550,501
             Accrued royalties                                                  172,612
             Other accrued expenses                                             319,898
             Deposits payable                                                   342,570
             Notes and debt obligations payable within one year               1,870,420
----------------------------------------------------------------------------------------
                        Total current liabilities                             4,497,187
        8% Convertible debentures                                               300,000
        12% Convertible debentures                                              200,000
        Notes and debt obligations payable after one year                     1,503,411
        Other liabilities                                                        82,731
----------------------------------------------------------------------------------------
                        Total liabilities                                     6,583,329
----------------------------------------------------------------------------------------
        Stockholders' equity
             Common stock, $.10 par value, 30,000,000 shares authorized,
                 2,648,739 shares issued                                        264,874
             Additional paid in capital                                      22,501,576
             Accumulated deficit                                            (23,983,144)
----------------------------------------------------------------------------------------
                        Total stockholders' equity                           (1,216,694)
----------------------------------------------------------------------------------------
                        Total liabilities and stockholders' equity         $  5,366,635
----------------------------------------------------------------------------------------

                 See accompanying notes to financial statements

                          CARDIAC CONTROL SYSTEMS, INC.
                           STATEMENT OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                   (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended December 31       Nine Months Ended December 31
                                                               1998              1997              1998              1997
----------------------------------------------------------------------------------------------------------------------------
Revenue
       Net sales                                          $    795,108      $  1,011,110      $  2,180,848      $  2,904,888
       Royalty income                                                0           604,500                 0         1,900,125
                                                          ------------------------------------------------------------------
             Total revenue                                     795,108         1,615,610         2,180,848         4,805,013
                                                          ------------------------------------------------------------------

Costs and expenses
       Cost of products sold                                   451,992           590,896         1,229,811         1,742,956
       Selling, general and administrative expenses            434,781           582,913         1,358,293         1,939,038
       Engineering, research and development expenses          274,992           427,784           927,409         1,306,475
                                                          ------------------------------------------------------------------
             Total cost and expenses                         1,161,764         1,601,592         3,515,513         4,988,469
                                                          ------------------------------------------------------------------

Operating income (loss)                                       (366,656)           14,017        (1,334,665)         (183,456)
                                                          ------------------------------------------------------------------

Other income (expenses)
       Interest income                                             436             1,018             1,228             8,969
       Interest expense                                       (449,074)         (128,851)         (747,780)         (339,857)
       Other income                                                  0                 0                 0               941
                                                          ------------------------------------------------------------------
             Total other income (expenses)                    (448,638)         (127,833)         (746,552)         (329,947)
                                                          ------------------------------------------------------------------

Net income (loss)                                             (815,294)         (113,816)       (2,081,217)         (513,403)

Accumulated deficit - beginning of period                  (23,167,850)      (21,061,804)      (21,901,927)      (20,662,217)
                                                          ------------------------------------------------------------------

Accumulated deficit - end of period                       $(23,983,144)     $(21,175,620)     $(23,983,144)     $(21,175,620)
                                                          ==================================================================

Net income (loss) per common share                              ($0.31)           ($0.04)           ($0.79)           ($0.20)

Average number of shares outstanding                         2,648,739         2,646,866         2,648,739         2,630,405

                 See accompanying notes to financial statements

                                                      CARDIAC CONTROL SYSTEMS, INC.
                                                         STATEMENTS OF CASH FLOWS
                                                               (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Nine months ended December 31,                                                                  1998             1997
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
      Net loss                                                                             $(2,081,216)       (513,403)
      Adjustments to reconcile net loss to net
        cash used for operating activities:
          Depreciation and amortization                                                        310,719         314,921
          Securities received in lieu of insurance rebate                                            0            (799)
          Stock issued for payment of directors' fees                                                0          34,000
          Cash provided by (used for):
               Accounts receivable                                                             (38,695)       (346,884)
               Inventories                                                                     379,648        (121,555)
               Prepaid expenses                                                                (21,226)         (4,696)
               Other assets                                                                       (337)           --
               Accounts payable                                                                112,367          (2,516)
               Due to related parties                                                           (5,622)           --
               Accrued interest                                                                198,802          12,477
               Accrued compensation                                                            301,278         (12,564)
               Accrued compensated absences                                                     (8,689)         13,972
               Deposits payable                                                                 (9,912)         42,180
               Other accrued expenses                                                            6,407         (56,760)
               Other liabilities                                                                12,034          14,811
                                                                                           -----------      ----------
Net cash provided by (used for) operating activities                                          (844,442)       (626,816)
                                                                                           -----------      ----------
Cash flows from investing activities;
      Purchase of property, plant and equipment                                                 (3,355)       (436,033)
      Deferred merger costs                                                                   (429,515)           --
      Increase in other assets                                                                       0          (7,870)
                                                                                           -----------      ----------
Net cash provided by (used for) investing activities                                          (432,870)       (443,903)
                                                                                           -----------      ----------
Cash flows from financing activities:
      Proceeds from issuance of common stock and stock warrants, net of issuance costs         159,833           8,928
      Currency translation adjustment                                                            3,945               0
      Proceeds from notes and debt obligations payable                                         617,443         109,293
      Repayment of notes and debt obligations payable                                          (46,324)       (193,983)
      Proceeds from issuance of 8% convertible debenture                                       300,000            --
      Proceeds from issuance of 12% convertible debenture                                      200,000            --
      Net borrowings on line of credit                                                         278,410       1,318,054
      Repayments of long term debt                                                              (2,133)         (2,885)
      Deferred financing costs                                                                 (29,566)       (310,449)
                                                                                           -----------      ----------
Net cash provided by (used for) financing activities                                         1,481,608         928,958
                                                                                           -----------      ----------
Net increase (decrease) in cash and cash equivalents                                           204,295        (141,761)
Cash and cash equivalents, beginning of year                                                    21,412         185,463
                                                                                           -----------      ----------
Cash and cash equivalents, end of period                                                   $   225,707          43,702
                                                                                           -----------      ----------
Supplemental cash flow information:
      Interest paid during the period                                                      $   268,038         239,723
Supplemental schedule of noncash investing and financing activities:
      Reduction in accrued compensation in exchange for common stock                              --            34,000
      Reduction in accounts payable in exchange for common stock                                  --             8,928

                 See accompanying notes to financial statements

                          CARDIAC CONTROL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - General

          These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, however without substantial additional finance and/or the completion of the proposed merger with Electro-Catheter Corporation, Inc. to support operational and working capital requirements, there is no assurance that the Company will survive as a going concern.

          The accompanying balance sheet of Cardiac Control Systems, Inc. (the "Company") as of December 31, 1998, the related statements of operations and accumulated deficit for the three months and nine months ended December 31, 1998 and 1997, and the statements of cash flows for the nine months ended December 31, 1998 and 1997 are unaudited. In the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the Company at December 31, 1998, and the results of operations for the three months and nine months ended December 31, 1998 and 1997 and the cash flows for the nine months ended December 31, 1998 and 1997.

          Certain reclassifications have been made to the unaudited financial statements previously reported for the three months and nine months ended
December 31, 1997 to conform with classifications used in the unaudited financial statements for the three months and nine months ended December 31, 1998.

The accompanying unaudited financial statements as of December 31, 1998 and for the three months and nine months ended December 31, 1998 and 1997 should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1998 contained in the Company's annual report on Form 10-KSB.

          The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has a history of net losses and incurred a net loss for the nine months ended December 31, 1998 of $2,081,217. The Company's ability to continue as a going concern is dependent upon obtaining additional finance to support operational and working capital requirements and/or the completion of the proposed merger with Electro-Catheter Corporation, Inc. and the attainment of a profitable level of operations. The Company believes that continual development of new product and resultant sales growth is critical to attaining a profitable level of operations. Therefore, the Company is continuing its efforts to invest in development of its single lead technology and expand its sales volume, both domestically and internationally. Management believes that the Company has the potential to increase sales and ultimately achieve a profitable level of operations. Also, the Company is pursuing additional working capital to expand its market position and pursue development of new technologies. However, there is no assurance that the Company will be able to attain profitable operations and continue operations as a going concern.

NOTE 2 - Loss per Common Share

          Net loss per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents have not been included for the three months and nine months ended December 31, 1998 and 1997, as their effect on the loss per share is anti-dilutive.

          The FASB has issued SFAS No. 128, "Earnings per Share," which provides guidance for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share." This statement, when adopted, is not expected to have a material impact on the Company.

NOTE 3 - Inventories

          Inventories at December 31, 1998 are summarized as follows:

        ---------------------------------------------------------------
                                                      December 31, 1998

                                                            -----------

        Raw materials and supplies                          $   666,298
        Work-in-process                                         210,575
        Finished goods                                          204,123
                                                            -----------
                                                              1,080,997

        Reserve for obsolescence                                (36,948)
                                                            -----------
                                                            $ 1,044,049
        ---------------------------------------------------------------

Finished goods inventories include approximately $96,093 of products consigned to customers and independent sales representatives at December 31, 1998.

NOTE 4 - Notes And Debt Obligations Payable

          Notes and debt obligations consist of the following at December 31, 1998:

             ------------------------------------------------------
                                                  December 31, 1998

                                                         ----------
             Sirrom mortgage note, net of discount (A)   $1,493,483
             Coast Business Credit (B)                    1,291,708
             Minrad, Inc. Promissory note (C)               200,000
             International Holdings, Inc. (D)               165,000
             Greenberg Traurig Promissory Note (E)          184,000
             Bart C. Gutekunst Promissory Note (F)            6,000
             Alan J. Rabin Promissory Note (G)                4,000
             Other                                           29,640
                                                         ----------
                                                         $3,373,831
                                                         ----------
             Amount payable within one year               1,870,420
                                                         ----------
             Amount payable after one year               $1,503,411
                                                         ----------

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

                    In connection with the Loan Agreement, the Company granted Sirrom warrants to purchase, initially, 100,000 shares of the Company's common stock at $.01 per share. An additional 50,000 warrants to purchase shares of common stock at $.01 per share will be granted to the lender upon each anniversary date, beginning March 31, 1997 through March 31, 1999, that any amount owed to Sirrom shall be outstanding. On March 31, 1997 and, again, on March 31, 1998, the Company granted Sirrom 50,000 additional warrants pursuant to the Loan Agreement. The Company recorded $279,000 (100,000 shares) in fiscal year 1995, $71,376 (50,000 shares) in fiscal year 1997 and $19,550 (50,000 shares) in fiscal year 1998 as a debt discount with the offset to additional paid-in capital, representing the difference between the estimated fair market value of the underlying stock at the date of grant and $.01 per share. This has resulted in an effective interest rate of approximately 30% per annum on the Sirrom debt. The Sirrom note includes an unamortized debt discount of $6,517 at December 31, 1998.

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

                    On June 11, 1998, the Company and CBC executed an amendment to the original Loan Agreement whereby CBC agreed to advance the Company a further Bridge Loan in the sum of $250,000. The Bridge Loan was repayable on November 30, 1998, but has been extended to date. The interest rate on the Bridge Loan is equal to prime rate plus 5% per annum, calculated on the basis of a 360-day year for the actual number of days elapsed. The exercise price of the warrants to purchase 37,500 shares of stock granted under the Agreement dated June 13, 1997 was reduced from $4.00 to $0.40 and, in addition, CBC was granted warrants to purchase 25,000 shares of stock at $0.40, expiring June 30, 2002.

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

          (E) On August 27, 1998, the Company executed a Promissory Note in favor of Greenberg Traurig, P.A. in the sum of $199,000, due and payable, together with interest at a rate of 9% per annum, at any time on or after the earlier of the effective time of the merger with

                    Electro-Catheter Corporation, a New Jersey corporation ("Electro"), or November 10, 1998. The Company granted to Greenberg Traurig, P.A. a warrant to purchase 35,000 shares of the Company's common stock at an exercise price of $0.375 per share, exercisable immediately and expiring on July 31, 2003 and, in the event that any amount owed under the Promissory Note shall remain outstanding on August 31, 1998, or on the last day of any month thereafter, the grant of a right to purchase an additional 35,000 shares of the Company's common stock expiring five years from the date of grant at an exercise price per share equal to the average of the bid and asked price on the date of grant. As of December 31, 1998, $184,000 remained outstanding against this note, which has been transferred in the attached financial statements from accounts payable to notes and debt obligations payable within one year.

          (F) On December 15, 1998, the Company received $6,000 from Mr. Bart C. Gutekunst and issued a Promissory Note in his favor due and payable with interest at an annual rate of 15% on completion of the proposed merger with Electro-Catheter Corporation, Inc. If the merger closing date shall not have occurred by December 31, 1998, the Note is payable within ten (10) days after written demand from the lender.

          (G) On December 15, 1998, the Company received $4,000 from Mr. Alan J. Rabin and issued a Promissory Note in his favor due and payable with interest at an annual rate of 15% on completion of the proposed merger with Electro-Catheter Corporation, Inc. If the merger closing date shall not have occurred by December 31, 1998, the Note is payable within ten (10) days after written demand from the lender.

Aggregate notes and debt obligations outstanding at December 31, 1998 mature as follows: 1999 - $1,870,420; 2000 - $5,029; 2001 - $1,498,382.

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

NOTE 6 - 12% Convertible Debenture

          On December 29, 1998, the Company obtained $200,000 in interim financing from The Von Bulow Corporation through the issuance of a 12% convertible debenture, convertible to shares of stock at $0.1875 per share.

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

          Consummation of the Merger and transactions contemplated thereby are subject to the satisfaction of certain conditions, including, among other things: (i) The approval and adoption of the Merger Agreement and the Merger by the stockholders of Electro; which was effected on November 16, 1998, and (ii) the registration under the Securities Act of 1933, as amended, and all applicable state securities laws, of the shares of CTG to be issued pursuant to the Merger.

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

Financial Position and Liquidity

          The Company's liquidity benefited from a loan from Coast Business Credit, a division of Southern Pacific Bank ("Coast") under a loan agreement dated June 13, 1997 (the "Coast Loan") whereby Coast agreed to lend the Company an amount not to exceed $3,500,000, subject to limitations relating to the value of receivables and inventories and including a capital expenditure sub-line up to $500,000 and a term loan in the sum of $300,000, of which the latter two are repayable over a forty-eight month period. On June 6, 1997, as consideration for Sirrom Capital Corporation ("Sirrom") subordinating its interests to Coast, the Company issued to Sirrom a warrant to purchase 50,000 shares of common stock, $.10 par value per share, of the Company ("Company Common stock") exercisable commencing immediately and expiring June 6, 2002 at an exercise price of $5.00 per share. In connection with the Coast Loan, on June 13, 1997, the Company issued to Coast a warrant to purchase 37,500 shares of Company Common Stock exercisable commencing immediately and expiring June 30, 2002 at an exercise price of $4.00 per share. On June 11, 1998, the Company and Coast amended the terms of the Coast Loan, pursuant to which the Company received an additional $250,000 (the "Bridge Loan"). In connection with the Bridge Loan, the Company issued to Coast a warrant to purchase 25,000 shares of Company Common Stock exercisable commencing immediately and expiring June 30, 2002 at an exercise price of $.40 per share and the exercise price per share of the warrant issued to Coast in connection with the Coast Loan was reduced from $4.00 per share to $.40 per share. As of December 31, 1998, the Company had outstanding indebtedness of approximately $1,291,708 under the Coast Loan.

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

          On December 15, 1998, the Company received $6,000 from Mr. Bart C. Gutekunst and issued a Promissory Note in his favor due and payable with interest at an annual rate of 15% on completion of the proposed merger with Electro-Catheter Corporation, Inc. If the merger closing date shall not have occurred by December 31, 1998, the Note is payable within ten (10) days after written demand from the lender.

          On December 15, 1998, the Company received $4,000 from Mr. Alan J. Rabin and issued a Promissory Note in his favor due and payable with interest at an annual rate of 15% on completion of the proposed merger with Electro-Catheter Corporation, Inc. If the merger closing date shall not have occurred by December 31, 1998, the Note is payable within ten (10) days after written demand from the lender.

          On December 29, 1998, the Company obtained $200,000 in interim financing from The Von Bulow Corporation through the issuance of a 12% convertible debenture, convertible to shares of stock at $0.1875 per share.

          The interest and warrant provisions and other inducements which the Company is required to offer to obtain capital are becoming increasingly more burdensome. Interim financing of the Company pending the consummation of a merger involving Electro-Catheter Corporation, a New Jersey corporation ("Electro") and an indirect, wholly-owned subsidiary of the Company ("Sub"), whereby the Sub will merge with and into Electro (the "Merger"), is extremely difficult to obtain. If the Company is unable to obtain substantial additional finance to support operational and working capital requirements, there is no assurance that the Company will survive as a going concern.

          Cash used by operations during the first nine months of fiscal year 1999 approximated $844,442. Deferred merger costs utilized approximately $429,515. Proceeds of the 8% and 12% convertible debenture approximated $500,000; proceeds less repayments of notes and debt obligations were $571,119, of which $184,000 represented a net transfer from accounts payable in respect of the promissory note executed in favor of Greenberg, Traurig in the sum of $199,000. Overall, positive cash flow for the first nine months of fiscal year 1999 approximated $204,295.

          The Company has no commitments for the acquisition of capital assets. It has material commitments pursuant to certain inventory procurement contracts that aggregated $859,397 at December 31, 1998.

Results of Operations

Fiscal Quarter Ended December 31, 1998 Compared To Fiscal Quarter Ended December 31, 1997

          Overview. The Company's total revenues for the second quarter of fiscal year 1999 decreased by 51% to $795,108 as compared to $1,615,610 for the third quarter of fiscal year 1998. Sales decreased from $1,011,110 in the third quarter of fiscal year 1998 by 21% to $795,108 in the third quarter of fiscal year 1999. Royalty income, which was $604,500 in the third quarter of fiscal year 1998, was zero in the third quarter of fiscal year 1999. Royalty income represents royalty fees from Sulzer Intermedics, Inc. ("Intermedics") pursuant to a license agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Royalty fees under this agreement terminated on January 22, 1998. Total operating costs in the third quarter of fiscal year 1999 were $439,828 lower than those incurred during the third quarter of fiscal year 1998, which, combined with the decrease in total revenues, resulted in an operating loss of $366,656 in the third quarter of fiscal year 1999 as compared to operating income of $14,017 in the third quarter of fiscal year 1998.

          Sales. Total sales decreased from $1,011,110 in the third quarter of fiscal year 1998 by 21% to $795,108 in the third quarter of fiscal year 1999. Pacemaker unit sales decreased by 20% but pacemaker dollar sales decreased only by 15% due to an increased proportion of pacemaker sales in the higher priced Japanese market than in the comparative period. The unit decline reflects sales worldwide, and is due to loss of sales to competition because of the Company's lack of a pacemaker generator with rate response and other diagnostic features. Sales of pacing leads decreased in the domestic market by $258,318, but this was partially offset by an increase of $149,649 in sales of defibrillator leads. The decline in pacing lead sales was the result of a 94% decline in units reflecting a major reduction both in complete systems sold (pacemakers with leads), as well as in leads sold to Intermedics. The reduction in sales to Intermedics is perceived to be due to the reduction of internal inventories maintained by Intermedics, as well as a reduction of sales of this product by Intermedics through its customers. Sales of pacing leads in the international market declined by 77%.

          Sales by geographic area for the third quarter of fiscal year 1999 and 1998 are as follows:

                  Geographic Area       1999           1998
                  ---------------       ----           ----

                  United States     $  618,663     $  800,609
                  International        176,445        210,501
                                    ==========     ==========
                                    $  795,108     $1,011,110
                                    ==========     ==========


          Sales by product line for the third quarter of fiscal year 1999 and 1998 are as follows:

                 Product Line            1999           1998
                 ------------            ----           ----

                 Pacemakers          $  296,832     $  422,230
                 Electrode Leads        461,482        588,649
                 Other                   36,794            231
                                     ==========     ==========
                                        795,108     $1,011,110
                                     ==========     ==========

          Royalty Income. Royalty income represents royalty fees from Intermedics pursuant to a license agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Royalty fees under this agreement terminated on January 22, 1998.

          Costs of Products Sold. The cost of products sold in the third quarter of fiscal year 1999 was $451,992, compared to $590,896 in the third quarter of fiscal year 1998, representing a decrease of 24% as compared with a decrease of 21% in sales, which increased the rate of gross margin from 42% to 44%. This improvement was due to the substitution in the product mix of defibrillator leads for pacing leads.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses were $434,781 in the third quarter of fiscal year 1999, representing a decrease of 25% from $582,913 in the third quarter of fiscal year 1998. Selling expenses were $168,686 in the third quarter of fiscal year 1999 compared to $230,077 in the third quarter of fiscal year 1998 as a result of reduced costs in respect of payroll, commissions and royalties. General and administrative expenses were $266,095 in the third quarter of fiscal year 1999 compared to $352,836 in the third quarter of fiscal year 1998 representing a decrease of 25% as a result of reduced costs in respect of salaries, external services and professional fees.

          Engineering, Research and Development Expenses. Engineering, research and development costs were $274,992 in the third quarter of fiscal year 1999, which was a decrease of 36% from $427,784 in the third quarter of fiscal year 1998 due to reduced activity.

          Other Income and Expenses. Interest income was $436 during the third quarter of fiscal year 1999 compared to $1,018 during the third quarter of fiscal year 1998. Total interest expense increased from $128,851 in the third quarter of fiscal year 1998 to $449,074 in the third quarter of fiscal year 1999 due to increased borrowings to meet working capital requirements and to the discounts below market value allowed in respect of the pricing of issues of share warrants and debenture conversions required to obtain those borrowings.

Nine Months Ended December 31, 1998 Compared To Nine Months Ended December 31, 1997.

          Overview. The Company's total revenues for the first three quarters of fiscal year 1999 decreased by 55% to $2,180,848 as compared to $4,805,013 for the first three quarters of fiscal year 1998. Sales decreased from $2,904,888 in the first three quarters of fiscal year 1998 to $2,180,848 in the first three quarters of 1999. Royalty income decreased from $1,295,625 in the first three quarters of fiscal year 1998 to zero in the first three quarters of fiscal year 1999. Royalty income represents royalty fees from Intermedics pursuant to a license agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Royalty fees under this agreement terminated on January 22, 1998. Total operating costs in the first three quarters of fiscal year 1999 were $1,472,956 lower than those incurred during the first three quarters of fiscal year 1998, which, combined with the decrease in total revenue, resulted in an operating loss of $1,334,665 in the first three quarters of fiscal year 1999 compared to an operating loss of $183,456 in the first three quarters of fiscal year 1998.

          Sales. Total sales during the first three quarters of fiscal year 1999 decreased from $2,904,888 in the first three quarters of fiscal year 1998 by $724,040 or 25% to $2,180,848. Pacemaker unit sales decreased by 43% and pacemaker dollar sales decreased by 41%. This decline reflects sales worldwide, and is due to loss of sales to competition because of the Company's lack of a pacemaker generator with rate response and other diagnostic features. Sales of pacing leads decreased in the domestic market by $793,437, but this was largely offset by an increase of $569,399 in sales of defibrillator leads. The decline in pacing lead sales in the domestic market was the result of a 77% decline in units reflecting a reduction both in complete systems sold (pacemaker with leads), as well as in leads sold to Intermedics. The reduction in sales to Intermedics is perceived to be due to the reduction of internal inventories maintained by Intermedics, as well as a reduction of sales of this product by Intermedics through its customers. Unit sales of pacing leads in the international market fell by 41%.

          Sales by geographic area for the first three quarters of fiscal year 1999 and 1998 were:

                  Geographic Area       1999           1998
                  ---------------       ----           ----

                  United States     $1,733,801     $2,312,253
                  International        447,047        592,635
                                    ==========     ==========
                                    $2,180,848     $2,904,888
                                    ==========     ==========

          Sales by product line area for the first three quarters of fiscal year 1999 and 1998 were:

                 Product Line            1999           1998
                 ------------            ----           ----

                 Pacemakers          $  841,318     $1,472,764
                 Electrode Leads      1,220,729      1,411,248
                 Other                  118,801         20,876
                                     ----------     ----------
                                     $2,180,848      2,904,888
                                     ==========     ==========

          Royalty Income. Royalty income represents royalty fees from Intermedics pursuant to a license agreement between the Company and Intermedics, whereby the Company licensed the technology relating to its single-pass atrial-controlled ventricular pacing system. Royalty fees under this agreement terminated on January 22, 1998.

          Costs of Products Sold. The cost of products sold during the first three quarters of fiscal year 1999 was $1,229,811 compared to $1,742,956 in the first three quarters of fiscal year 1998, representing a decrease of 29% as compared to a decrease of 25% in sales, which increased the rate of gross margin from 40% in the first three quarters of fiscal year 1998 to 44% in the first three quarters of fiscal year 1999. This improvement was due to the substitution in the product mix of defibrillator leads for pacing leads.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,358,293 in the first three quarters of fiscal year 1999, representing a decrease of $580,745 or 30% from $1,939,038 incurred in the first three quarters of fiscal year 1998. Selling expenses decreased from $831,380 in the first three quarters of fiscal year 1998 by $351,146 or 42% to $480,234 in the first three quarters of fiscal year 1999 as a result of reduced costs in respect of payroll, commissions and royalties. General and administrative expenses decreased from $1,107,658 in the first three quarters of fiscal year 1998 by $229,599 or 21% to $878,059 in the first three quarters of fiscal year 1999 as a result of reduced costs in respect of salaries, outside services and professional fees.

          Engineering, Research and Development Expenses. Engineering, research and development costs were $927,409 during the first three quarters of fiscal year 1999 compared to $1,306,475 during the first three quarters of fiscal year 1998 due to reduced activity.

          Other Income and Expenses. Interest income was $1,228 during the first three quarters of fiscal year 1999 compared to $8,969 during the first three quarters of fiscal year 1998. Total interest expense increased from $339,857 in the first three quarters of fiscal year 1998 to $747,780 in the first three quarters of fiscal year 1999 due to increased borrowings to meet working capital requirements and to the discounts below market value allowed in respect of the pricing of issues of share warrants and debenture conversions required to obtain those borrowings.

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

          As discussed above, the manufacture and sale of leads to Intermedics produced income for the Company. However, the supply agreement under which the Company sold electrode leads to Intermedics for its new systems expired on August 1, 1998. Thus the Company cannot guarantee that it will continue to supply Intermedics with products

          Source of Supply. Suppliers of custom Application Specific Integrated Circuits ("ASICs") have advised the Company that the technology used to produce these ASICs will no longer be supported. As such, the Company placed one last bulk order to ensure the availability of sufficient ASICs to satisfy projected demands for product. The new pacing system under development will utilize appropriate new ASICs for the new system obviating the need for perpetual supply of the currently used ASICs.

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

PART II.  OTHER INFORMATION


Item 4.   Results of Votes of Security Holders

The Company held a special meeting of stockholders on November 16, 1998 for the purposes of: obtaining (1) approval of a one for five reverse stock split (the "Reverse Split"), (2) ratification, approval and adoption of a merger agreement among the Company, Electro-Catheter Corporation, a New Jersey corporation ("Electro"), and CCS Subsidiary, Inc., a New Jersey Corporation and wholly owned subsidiary of the Company (Sub), providing for the merger of Sub into and with Electro, as a result of which Electro will become a wholly owned subsidiary of the Company, (the "Merger"), (3) approval and adoption of an agreement of merger and plan of reorganization among the Company, Catheter Technology Group, Inc. ("CTG") and CTG Merger Sub, Inc., a direct wholly owned subsidiary of CTG ("Merger Sub"), as a result of which the Company will become a direct, wholly owned subsidiary of CTG, ( the "Restructuring Merger Agreement"), (4) authority for the Board of Directors to adjourn the special meeting of stockholders to permit further solicitation of proxies, if necessary ("Adjournment") and (5) to transact any other business as may properly come before the special meeting ("Other Business"). Proxies were solicited by the Company under Regulation 14A of the Securities and Exchange Commission's proxy rules. Approval was given to all matters set before the special meeting of stockholders; a summary of the votes cast for and against each of the matters set forth in the Proxy Statement is set forth below.

   -----------------------------------------------------------------------
                                                 Votes For   Votes Against
                                                 -------------------------

   (1)   Reverse Split .......................   1,439,725          83,633
   (2)   Merger ..............................   1,467,979          55,734
   (3)   Restructuring Merger Agreement ......   1,468,061          55,691
   (4)   Adjournment .........................   1,465,042          57,296
   (5)   Other Business ......................   1,451,902          52,866
   -----------------------------------------------------------------------




Item 6.    Exhibits

           Exhibits filed as part of this report are as follows:

Exhibit
Number                         Description



 10.0     Promissory Note in favor of Bart C. Gutekunst dated December 15, 1998.

 10.1     Promissory Note in favor of Alan J. Rabin dated December 15, 1998

 10.2     12% Convertible Debenture in favor of Von Bulow Corporation dated December 29, 1998.

 27.0     Financial Data Schedule.

                                   SIGNATURES


          In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CARDIAC CONTROL SYSTEMS, INC.

Date: February 12, 1999             By: /s/ Alan J. Rabin
                                        -------------------------------------
                                        Alan J. Rabin, President and
                                                       Chief Executive Officer

                                INDEX TO EXHIBITS


           Exhibits filed as part of this report are as follows:

Exhibit                                            Sequential page Number or
Number     Description                           Incorporation by Reference to
-------    -----------                           -----------------------------


 10.0      Promissory Note in favor of                  Filed herewith.
           Bart C. Gutekunst dated
           December 15, 1998

 10.1      Promissory Note in favor of                  Filed herewith.
           Alan J. Rabin dated
           December 15, 1998

 10.2      12% Convertible Debenture                    Filed herewith.
           in favor of Von Bulow Corporation
           dated December 29, 1998

 27.0      Financial Data Schedule.                     Filed herewith.