Form 10QSB
period 2001-06-30
RENAISSANCE ACCEPTANCE GROUP INC
filed 2001-08-14
CIK 706507

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)
                [X] Quarterly report under Section 13 or 15(d) of
                   the Securities Exchange Act of 1934 For the
                      quarterly period ended: June 30, 2001

             [ ] Transition report under Section 13 or 15(d) of the
                   Exchange Act For the transition period from
                          ____________ to ____________


                         Commission File Number: 0-14653

                       Renaissance Acceptance Group, Inc.
        (Exact name of small business issuer as specified in its charter)



          Delaware                                                 74-2119162
 (State or other jurisdiction of incorporation                  (IRS Employer
 or organization)                                            Identification No.)

    1750 Regal Row, Suite 1010
       Dallas, Texas, 75235                                    (214) 599-6500
 (Address of principal executive offices)              Issuer's telephone number



                         Cardiac Control Systems, Inc.,
                             3 Commerce Boulevard,
                           Palm Coast, Florida 32137
                                    March 31
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check  whether the  registrant:  (1) filed all reports  required to be filled by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check whether the registrant filed all documents and reports required to be filled by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [X] No [ ]

    Number of shares outstanding as of: July 2, 2001: Common Stock: 5,000,000

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

               RENAISSANCE ACCEPTANCE GROUP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                               Page
                                                                                                               ----
Facing Sheet                                                                                                      1

Index                                                                                                             2

Cautionary Statement Regarding Forward-Looking Statements                                                         3

Part I - Financial Information

     Item 1. Financial Statements                                                                                 4

     Item 2. Plan of Operations                                                                                   4


Part II - Other Information

     Item 1. Legal Proceedings                                                                                    6

     Item 2. Changes in Securities                                                                                7

     Item 3. Defaults upon Senior Securities                                                                    N/A

     Item 4. Submission of Matters to a Vote of Security Holders                                                N/A

     Item 5. Other Information                                                                                    7

     Item 6. Exhibits and Reports on Form 8-K                                                                     8


Signatures                                                                                                       10

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-QSB and the documents referred to and incorporated herein by reference contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. In addition, from time to time, the registrant or its representatives may make forward-looking statements orally or in writing. The registrant bases these forward-looking statements on its expectations and projections about future events, which it derives from information currently available to it. The registrant cannot provide assurance that the results reflected in any forward-looking statements will be achieved.

     Any forward-looking statements made by the registrant or on its behalf speak only as of the date on which this statement is made. The registrant does not undertake any obligation to update or keep current any forward-looking statement to reflect events or circumstances arising after the date of such statement; or any important factor reflected from time to time in any forward-looking statement made by or on behalf of the registrant that could cause future results to differ materially from historical results, results anticipated or results planned by the registrant. The registrant is including this cautionary statement for the express purpose of availing itself of protections of safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements.

     Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, earnings, income, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the registrant or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the registrant and its business relating to the future; and
(e) statements containing the words "expect," "anticipate," "estimate," "project," "believe," "intend," "goal," "plan," "objective," "should" or similar expressions. Such forward-looking statements may appear in this report and in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by the registrant's officers or other representatives to analysts, stockholders, investors, news organizations and others, and discussions with its management and other company representatives. For these statements, the registrant claims the protection of the safe harbor for forward-looking statements provide by the Private Securities Litigation Reform Act of 1995.

     The registrant's future results involve a number of risks and uncertainties. There are important factors that could cause future results to differ materially from historical results or trends, results anticipated or planned by the registrant, or results that are reflected from time to time in any forward-looking statement that may be made by the registrant or on its behalf. Some of these factors are listed under the heading "Risk Factors" in the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001. The registrant cautions each reader of this report to carefully consider the factors discussed herein and in the above mentioned Form 8-K, any or all of which could in the future affect the ability of the registrant to achieve its anticipated results and could cause actual results to differ materially than those discussed herein.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The registrant has had no meaningful operations for the preceding three years. On September 3, 1999, the registrant filed for bankruptcy protection, and on May 24, 2001, the bankruptcy court confirmed its Second Amended Chapter 11 Plan of Reorganization (the "Plan"), relating to In re: Cardiac Control Systems, Inc., Case No. 99-06852-3P1, United States Bankruptcy Court, Middle District of Florida, Jacksonville Division. Pursuant to the Plan, all of the registrant's remaining assets (except the registrant's corporate entity) and the registrant's remaining liabilities were transferred and assigned to a liquidating trust on June 5, 2001. Accordingly, the financial statements of Cardiac Control Systems, Inc. are not deemed to be material, meaningful or indicative of expected future performance and; accordingly, have not been presented herein.


     Subsequent Event

     In connection with the Plan confirmation, Remodelers Holdings, Inc. ("RHI") merged with Nineteenth Acquisition Sub, Inc. (the registrant's wholly-owned subsidiary created to effect the merger, with and into RHI) on July 2, 2001 (the "Merger"). As a result of the Merger, the registrant became a holding company and RHI became its wholly-owned subsidiary.

     Related financial information for the business acquired is contained within the registrant's Current Report on Form 8-K filed on July 9, 2001, and such financial information is hereby incorporated herein by reference.

Item 2. Plan of Operations

     Overview

     Following the Merger, the registrant, now known as Renaissance Acceptance Group, Inc. (the "Company") by a name change, operates in the real estate and mortgage banking industries through the four subsidiaries of RHI (Remodelers Acceptance Corporation, United Lending Partners, Nineteenth Partners and Renaissance Title).

     The Company's  primary  strategy is to enable and encourage  home ownership
throughout  the  United  States.   Many  families  and  individuals  today  have
difficulties purchasing a home due to a variety of reasons, including:

 o inadequate initial cash reserves to use for down payments and closing costs;

 o   poor historical credit due to situational circumstances;

 o  limited credit history;

 o   false beliefs regarding credit; and

 o a lack of service provided to this consumer group by the realty and financial service industries.

     The Company believes that its superior customer service combined with its knowledge of financing programs, primarily down payment assistance programs, fills an existing void in the conventional home ownership marketplace.

     The Assistance for America Real Estate Business

     Remodelers Acceptance Corporation ("RAC"), through its d.b.a. Assistance for America ("AFA"), assists consumers with limited financial resources in the buying of a home. AFA educates the consumer in home ownership and coordinates the home purchase process, which typically includes facilitating down-payment assistance and coordinating government sponsored home loan financing.

     Nineteenth Partners, a real estate brokerage operation, assists consumers in locating and buying a home by accessing Multi-List Services data to select potential properties for customers. Nineteenth Partners acts as the real estate broker in these transactions. Renaissance Title, a licensed title agent, acts as the closing agent in real estate transactions. Renaissance Title was formed in April 2001 and commenced operations in May 2001.

     Currently, outbound direct mail and telemarketing are utilized to generate AFA customers. AFA enables a customer who wants a home and needs down payment or other assistance to purchase a home using the following process:

 o The customer chooses qualities of the desired home such as location, number of bedrooms and school district.

 o The Company determines the price of home each customer can afford based upon information provided by the customer.

 o If approved by the Company's underwriting department, the customer executes an AFA service contract.

 o At the time the AFA contract is signed, the customer pays AFA one percent of the sales price of the qualified target home price, which serves as the total amount of cash that the customer will pay to purchase a house.

 o AFA guarantees the customer that it will find one house with the qualities chosen by the customer within 30 days after the service contract has been executed.

 o   AFA coordinates the purchase of a home by the customer.

 o   AFA facilitates down payment assistance for the customer.

 o   AFA coordinates financing (typically FHA) for the customer.

     Additionally, AFA provides counseling to each customer by communicating the requirements and demands of home ownership, so that the customer understands the rewards and responsibilities in owning a home. AFA is currently offered in the Dallas-Fort Worth housing market, but the Company anticipates expanding AFA on a national basis in the future.

The Mortgage Banking Business

     Mortgage banking operations are conducted through United Lending Partners, Ltd. ("ULP"), aN FHA direct endorsement and FHLMC approved lender that originates wholesale and retail, conforming and nonconforming loans. Loans are underwritten and closed to specific investor guidelines and subsequently sold in the secondary market on a servicing released basis. Principal sources of income include:

 o   loan origination related points and fees;

 o   net interest  income  earned during the period loans are held pending sale;
     and

 o   gains from the sale of loans and related loan servicing rights.

     All business is currently conducted in the State of Texas although licensing in other states is in process. Loans originated through wholesale relationships currently comprise the majority of loan production volume.

     Liquidity

     The Company does not anticipate the need to raise additional funds in the next twelve months. Expected cash flows from operations are projected to be sufficient to fund operations.

     Employees

     At June 30, 2001, the Company had 68 full-time employees. Of the Company's current employees, 41 are engaged in real estate related operations and 27 are engaged in the mortgage business. During the next twelve months, the Company anticipates increasing the amount of employees from 68 to approximately 120.

Part II - Other Information

Item 1. Legal Proceedings

     On September 3, 1999, the registrant filed for bankruptcy protection, and on May 24, 2001, the bankruptcy court confirmed its Second Amended Chapter 11 Plan of Reorganization (the "Plan"), relating to In re: Cardiac Control Systems, Inc., Case No. 99-06852-3P1, United States Bankruptcy Court, Middle District of Florida, Jacksonville Division. Pursuant to the Plan, all of the registrant's remaining assets (except the registrant's corporate entity) and the registrant's remaining liabilities were transferred and assigned to a liquidating trust on June 5, 2001. The registrant's remaining assets consisted of:

 o 15,000 shares of Apro Healthcare, Inc. and future royalties from the use of royalties for a period of five years;

 o 20,000 shares of post-merger registrant common stock to be issued pursuant to the Merger and to be sold to cover costs of RHI associated with the Merger; and

 o 250,000 shares of post-merger registrant common stock to be issued pursuant to the Merger and distributed in accordance with the Plan.

     The liquidating trustee will liquidate the assets and distribute the proceeds to creditors in accordance with the distribution method set forth in the Plan. As a result of the Plan confirmation, none of the registrant's pre-confirmation creditors or stockholders, nor the liquidating trust, has recourse against the reorganized registrant, even in the event of default under the Plan.

Item 2. Changes in Securities

     As of the date of Plan confirmation, the registrant was a publicly held company with over 800 stockholders holding approximately 5,979,579 shares of common stock. At the effective time of the Merger, each then-outstanding share of the registrant's existing capital stock and all other equity interests issued and outstanding (or held in its treasury) were automatically canceled and extinguished without conversion and no payment was or shall be made with respect to those shares of the registrant's capital stock.

     Pursuant to the Plan confirmation and Merger, a total of 5,000,000 shares of newly authorized common stock were issued to the former RHI stockholders and to the Plan liquidating trust. The former stockholders of RHI received 4,730,000 shares and the liquidating trust received 270,000 shares. In accordance with the Plan confirmation, 20,000 of the liquidating trust shares are to be sold to pay RHI Merger related expenses and 250,000 of the liquidating trust shares are to be issued to pre-confirmation creditors, to Kersey, Scillia, Forster and Brooks, Inc. (the registrant's pre-reorganization financial advisor) and to a certain number of the registrant's pre-Merger stockholders.

Item 5.  Other Information

     On July 10, 2001, the Board of Directors of the registrant approved the 2001 Stock Option Plan for Renaissance Acceptance Group, Inc. (the "Plan"), subject to ratification by the stockholders of the registrant, a stock option plan which provides incentives to attract and retain qualified and competent employees and consultants for the registrant and its subsidiaries through the encouragement of stock ownership in the registrant by such persons. The aggregate number of shares of the Company's common stock reserved for grant under the Plan is 750,000. The Board of Directors have not granted options for under the Plan as of the date of this Form 10-QSB, but has approved the grant of options for 553,000 shares under the Plan. The Plan is filed as Exhibit 10.1 to this Form 10-QSB.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     The following exhibits are furnished in accordance with Item 601 of Regulation S-B:

    Number                                  Description


    2.1 Agreement and Plan of Merger, dated July 2, 2001 by and among Remodelers Holdings, Inc., Cardiac Control Systems, Inc., Nineteenth Acquisition Sub, Inc. and Kersey, Scillia, Forster and Brooks, Inc. (incorporated by reference to
                    Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9,
                    2001)

    2.2 Second Amended Chapter 11 Plan of Reorganization of Cardiac Control Systems, Inc., Case No. 99-06852-3P1 (incorporated by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)
    2.3
                    First Modification to Second Amended Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

    3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

    3.2 Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

    3.3             Amended and Restated  Bylaws  (incorporated  by reference to
                    Exhibit 4.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9,
                    2001)

   10.1             2001 Stock  Option Plan for  Renaissance  Acceptance  Group,
                    Inc.

      (a) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    Signature

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RENAISSANCE ACCEPTANCE GROUP, INC.

Dated: August 14, 2001                 By: /s/ Michael K. Henderson
                                           ------------------------

                                           Name:    Michael K. Henderson
                                           Title:   Chief Financial Officer and
                                                    Principal Accounting Officer

                                  Exhibit Index

    2.1 Agreement and Plan of Merger, dated July 2, 2001 by and among Remodelers Holdings, Inc., Cardiac Control Systems, Inc., Nineteenth Acquisition Sub, Inc. and Kersey, Scillia, Forster and Brooks, Inc. (incorporated by reference to
                    Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9,
                    2001)

    2.2 Second Amended Chapter 11 Plan of Reorganization of Cardiac Control Systems, Inc., Case No. 99-06852-3P1 (incorporated by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)
    2.3
                    First Modification to Second Amended Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

    3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

    3.2 Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

    3.3             Amended and Restated  Bylaws  (incorporated  by reference to
                    Exhibit 4.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9,
                    2001)

   10.1             2001 Stock  Option Plan for  Renaissance  Acceptance  Group,
                    Inc.