Form 10QSB/A
period 2001-06-30
RENAISSANCE ACCEPTANCE GROUP INC
filed 2001-08-16
CIK 706507

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                  FORM 10-QSB/A


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


                         Commission File Number: 0-14653

                       Renaissance Acceptance Group, Inc.
        (Exact name of small business issuer as specified in its charter)




             Delaware                                      74-2119162
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization

       1750 Regal Row, Suite 1010
          Dallas, Texas, 75235                           (214) 599-6500
(Address of principal executive offices)           Issuer's telephone number



 Cardiac Control Systems, Inc., 3 Commerce Boulevard, Palm Coast, Florida 32137,
                                    March 31
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [X] No [ ]

    Number of shares outstanding as of: July 2, 2001: Common Stock: 5,000,000


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

               RENAISSANCE ACCEPTANCE GROUP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                            ----
Facing Sheet                                                                   1

Index                                                                          2

Part II - Other Information

     Item 6. Exhibits and Reports on Form 8-K                                  3

Signatures                                                                     5

                                Explanatory Note

     The registrant is filing this Form 10-QSB/A solely to include Exhibit 99.1 in the exhibit list in Item 6 of Part II and in the Exhibit Index, which was inadvertently omitted from the registrant's filing of the Form 10-QSB on August 14, 2001.

     Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     The following exhibits are furnished in accordance with Item 601 of Regulation S-B:

Number                               Description
------                               -----------

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

3.2 Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

3.3 Amended and Restated Bylaws (incorporated by reference to Exhibi 4.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

10.1 2001 Stock Option Plan for Renaissance Acceptance Group, Inc.

99.1 Financial Statements of Business Acquired (incorporated by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

     (a) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

Signature

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RENAISSANCE ACCEPTANCE GROUP, INC.




Dated:  August 16, 2001                     By: /s/ Michael K. Henderson
                                                --------------------------------

                                            Name:   Michael K. Henderson
                                            Title:  Chief Financial Officer and
                                                    Principal Accounting Officer

Number                               Description
------                               -----------

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

3.2 Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

3.3 Amended and Restated Bylaws (incorporated by reference to Exhibi 4.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

10.1 2001 Stock Option Plan for Renaissance Acceptance Group, Inc.

99.1 Financial Statements of Business Acquired (incorporated by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)