Form 10QSB
period 2001-09-30
RENAISSANCE ACCEPTANCE GROUP INC
filed 2001-11-19
CIK 706507

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended: September 30, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
           For the transition period from ____________ to ____________


                         Commission File Number: 0-14653

                       Renaissance Acceptance Group, Inc.
        (Exact name of small business issuer as specified in its charter)



              Delaware                                           74-2119162
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

   1349 Empire Central, 13th Floor
         Dallas, Texas, 75247                               (214) 231-7624
(Address of principal executive offices)             (Issuer's telephone number)


                 1750 Regal Row, Suite 1010 Dallas, Texas 75235
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

  Number of shares outstanding as of: November 1, 2001: Common Stock: 5,000,000

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]


               RENAISSANCE ACCEPTANCE GROUP, INC. AND SUBSIDARIES
                                      INDEX

                                                                                                                Page
                                                                                                                ----
Facing Sheet                                                                                                      1

Index                                                                                                             2

Cautionary Statement Regarding Forward-Looking Statements                                                         3

Part I - Financial Information

     Item 1. Financial Statements                                                                                 4

     Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                                                    9


Part II - Other Information

     Item 1. Legal Proceedings                                                                                  N/A

     Item 2. Changes in Securities                                                                               14

     Item 3. Defaults upon Senior Securities                                                                    N/A

     Item 4. Submission of Matters to a Vote of Security Holders                                                N/A

     Item 5. Other Information                                                                                   15

     Item 6. Exhibits and Reports on Form 8-K                                                                    16


Signatures                                                                                                       19


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



Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       RENAISSANCE ACCEPTANCE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                      SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                                                      ------------------   -----------------
                                                                                          (Unaudited)
Cash and cash equivalents                                                             $          895,602   $         500,034
Restricted certificate of deposit                                                                 50,000              60,000
Accounts receivable and prepaid expenses                                                         141,347             129,104
Loans held for sale                                                                           15,852,462          14,489,736
Loans held for investment, net of reserves of $73,887 and $74,716                                531,864             566,760
Contracts for deed held for sale                                                                       -           1,257,156
Real estate held for sale                                                                        683,046           1,374,689
Property and equipment, net of accumulated depreciation of $232,928
   and $89,405                                                                                   487,375             353,901
Other assets                                                                                      37,420              14,022
                                                                                      ------------------   -----------------
                  Total assets                                                        $       18,679,116   $      18,745,402
                                                                                      ==================   =================

                                            LIABILITIES AND SHAREHOLDERS' DEFICIT
                                            -------------------------------------


Warehouse lines and notes payable                                                     $       15,536,822   $      14,947,048
Accounts payable and accrued liabilities                                                         390,070             574,844
Deferred gain                                                                                          -             150,498
Subordinate debt, net of discount                                                              3,474,074           3,969,445
                                                                                      ------------------   -----------------
                  Total liabilities                                                           19,400,966          19,641,835
                                                                                      ------------------   -----------------

Shareholders' deficit:
   Preferred stock, 5,000,000 shares authorized; par value of $0.001:
     Series A: 5,000 shares authorized; redeemable, 8% cumulative, convertible;
        2,136.5 shares issued and outstanding                                                  2,136,500                    -
   Common stock, 95,000,000 shares authorized; par value of $0.001;
       5,000,000 shares and 2,500 shares issued and outstanding, respectively
                                                                                                   5,000                  25
   Additional paid-in capital                                                                    417,085             412,588
   Accumulated deficit                                                                        (3,280,435)         (1,309,046)
                                                                                      ------------------   -----------------
                  Total shareholders' deficit                                                   (721,850)           (896,433)
                                                                                      ------------------   -----------------
                  Total liabilities and shareholders' deficit                         $       18,679,116   $      18,745,402
                                                                                      ==================   =================


       See accompanying notes to these consolidated financial statements.


                       RENAISSANCE ACCEPTANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                           SEPTEMBER 30,
                                              -------------------     ---------------      ---------------     ---------------
                                                     2001                   2000                  2001                 2000
                                              ------------------      ---------------      ---------------     ---------------
                                                   (Unaudited)            (Unaudited)         (Unaudited)          (Unaudited)
NET REVENUES:
   Sales of residential real estate           $            1,885      $     1,453,471      $     4,590,683     $     2,051,886
   Cost of residential real estate sold                  (58,008)          (1,363,933)          (3,922,500)         (1,865,493)
   Gain on sales of loans                                998,483                    -            2,333,567                   -
   Other income                                          749,068               (4,800)             826,900                   -
                                              ------------------      ---------------      ---------------     ---------------
             Total net revenues                        1,691,428               84,738            3,828,650             186,393

OPERATING EXPENSES:
   Personnel and related expense                       1,552,065              398,951            3,328,891             750,246
   General and administrative                            813,986              144,759            1,835,663             305,443
   Acquisition expense                                         -                    -              145,000                   -
   Depreciation and amortization                          56,463               12,707              150,383              14,152
                                              ------------------      ---------------      ---------------     ---------------
             Total operating expenses                  2,422,514              556,417            5,459,937           1,069,841
                                              ------------------      ---------------      ---------------     ---------------

Loss from operations                                    (731,086)            (471,679)          (1,631,287)           (883,448)
                                              ------------------      ---------------      ---------------     ---------------

OTHER INCOME (EXPENSE) -
  Interest expense, net of interest income
                                                        (112,153)             (61,897)            (340,102)            (80,596)
                                              ------------------      ---------------      ---------------     ---------------

Net loss                                      $         (843,239)     $      (533,576)     $    (1,971,389)    $      (964,044)
                                              ==================      ===============      ===============     ===============

Basic and diluted loss per share              $             (.17)     $          (.12)     $          (.41)    $          (.34)
                                              ==================      ===============      ===============     ===============

Basic and diluted weighted average shares
  outstanding                                          4,993,444            4,599,309            4,773,000           2,860,000
                                              ==================      ===============      ===============     ===============



       See accompanying notes to these consolidated financial statements.


                       RENAISSANCE ACCEPTANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                     ---------------     ----------------
                                                                                           2001                2000
                                                                                     ---------------     ----------------
                                                                                       (Unaudited)          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $   (1,971,389)     $      (964,044)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Deprecation expense                                                                  150,383               14,152
       Amortization of debt discount                                                          4,629                    -
       Common stock issued for compensation                                                   9,472                    -
       Net changes in assets and liabilities:
          Restricted cash                                                                    10,000                    -
          Accounts receivable, prepaid expenses and other assets                            (35,641)             (61,392)
          Loans held for sale and warehouse lines payable, net                             (772,953)             994,047
          Contracts for deed held for sale                                                1,257,156           (1,920,404)
          Real estate held for sale                                                         691,643             (873,819)
          Accounts payable and accrued liabilities                                         (184,774)             773,642
          Deferred gain                                                                    (150,498)             119,002
                                                                                     --------------      ---------------
                  Net cash used in operating activities                                    (991,972)          (1,918,816)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                      (283,857)            (272,170)
  Loans held for investment, net of principal collections                                    34,897              (98,942)
                                                                                     --------------      ----------------
                  Net cash used in investing activities                                    (248,960)            (371,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of preferred shares                                                           1,636,500              500,000
   Redemption of preferred shares                                                                 -             (500,000)
   Preferred dividends                                                                            -              (28,387)
   Proceeds from subordinate debt                                                                 -            4,400,000
                                                                                     --------------      ---------------
                  Net cash provided by financing activities                               1,636,500            4,371,613

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     395,568            2,081,685

CASH AND CASH EQUIVALENTS, beginning of period                                              500,034                    -
                                                                                     --------------      ---------------

CASH AND CASH EQUIVALENTS, end of period                                             $      895,602      $     2,081,685
                                                                                     ==============      ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Conversion of subordinated debt to preferred stock                                   $      500,000      $             -
                                                                                     ==============      ===============
Common stock issued in connection with subordinated debt issuance                    $            -      $        33,333
                                                                                     ==============      ===============
Common stock issued for debt conversion                                              $            -      $       400,000
                                                                                     ==============      ===============

       See accompanying notes to these consolidated financial statements.

                       RENAISSANCE ACCEPTANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PREPARATION AND PRESENTATION
     ---------------------------------------------------------------------------

     Renaissance Acceptance Group, Inc. ("RAG" or the "Company") operates in the real estate and mortgage banking industries through its subsidiaries, Remodelers Holdings, Inc. ("RHI"), Remodelers Acceptance Corporation ("RAC") and United Lending Partners, Ltd. ("ULP"). RAC was incorporated in Nevada in October 1998 and began operations in the real estate business in the first quarter of 2000. RAC acquired a 99% limited partnership ownership interest in ULP, a Texas limited partnership engaged in the mortgage business, in December 2000.

     In April 2001 the shareholders of RAC (in a stock exchange transaction) exchanged their 100% ownership interest in RAC for 100% of the ownership interest in the newly formed RHI (a wholly-owned subsidiary of RAG). As a result of this stock exchange, RHI became the 100% owner of RAC. On April 30, 2001, RHI became the 99% limited partner of ULP as a result of an upstream dividend from RAC of the 99% limited partnership interest owned by RAC. The accompanying financial statements are presented as if RHI had existed as the holding company of RAC for all periods presented.

     Pursuant to an Agreement and Plan of Merger, dated as of July 2, 2001, by and among Cardiac Control Systems, Inc. ("Cardiac"), Remodelers Holdings, Inc., Nineteenth Acquisition Sub, Inc. and Kersey, Scillia, Forster and Brooks, Inc. (the "Agreement"), approximately 94.6 percent of RAG's common stock shares were issued to the stockholders of Remodelers Holdings, Inc. ("RHI") in connection with the reverse merger of Nineteenth Acquisition Sub, Inc. ("Nineteenth"), a wholly-owned subsidiary of Cardiac created to effect the merger, with and into RHI (the "Merger").

     In accordance with the terms of the Merger, $170,000 in cash was paid by RHI and 250,000 shares of RAG's common stock were issued to the liquidating trust and to certain of its creditors and stockholders. In addition, 20,000 shares of RAG's common stock were issued to the liquidating trust to be sold and applied to RHI's administrative costs and fees related to the Merger. The remaining 4,730,000 initial shares of RAG's common stock were issued to the holders of common stock of RHI on a pro rata basis according to their ownership of the common stock of RHI.

     Following the Plan  confirmation  and Merger,  RAG became a holding company and RHI became its wholly-owned subsidiary. RAG is authorized to issue 95,000,000 shares of its common stock, par value $0.001 per share, of which 5,000,000 shares are outstanding. Additionally, RAG is authorized to issue 5,000,000 shares of its preferred stock, par value $0.001 per share, of which 2,136.5 shares of Series A Convertible Preferred Stock are outstanding. The former stockholders of RHI currently own 4,730,000 shares of RAG's outstanding common stock (approximately 94.6 percent) and all of RAG's outstanding preferred stock.

     Prior to the Merger, Cardiac had no meaningful operations for the preceding three years and its prior financial statements are not indicative of the expected future performance of the Company, which acquired RHI in the Merger. Accordingly, for accounting purposes, the financial statements of the Company presented herein are presented as if RHI were the entity acquiring the Company for the periods presented.

     Reclassifications
     -----------------
     Certain amounts may have been reclassified to conform to the current period presentation.

2.   UNAUDITED INFORMATION
     ---------------------

     The September 30, 2000 and 2001 financial statements have been prepared by the Company without audit. According to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for the periods presented have been made. The results of operations for the three and nine-month periods ended September 30, 2000 and 2001 are not necessarily indicative of those that will be obtained for the entire fiscal year.

     These financial statements should be read in conjunction with the December 31, 2000 financial statements of RAG and ULP included in the Company's Form 8-K.

3.   STOCKHOLDERS' EQUITY
     --------------------

     In March 2001, a total of 130,000 common shares valued at $9,472 were issued to three employees of RHI.

     Pursuant to a private placement memorandum dated April 28, 2001, RHI issued 2,136.5 shares of its non-voting cumulative Series A Convertible Preferred Stock, par value $0.01 per share (the "RHI Preferred"), at a purchase price of $1,000 per share. At the time of the Merger (discussed in Note 1), RAG exchanged 2,136.5 newly issued shares of its non-voting cumulative Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A
     Convertible Preferred Stock"), for all of the outstanding shares of RHI Preferred. The Series A Convertible Preferred Stock issued by RAG has rights, privileges and preferences comparable to the RHI Preferred and was distributed to the holders of the RHI Preferred on a pro rata basis according to their ownership of the RHI Preferred.

4.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company operates in two segments: real estate and mortgage banking. Segment operations are measured consistent with the accounting policies used in these unaudited consolidated financial statements. The following provides information on the Company's segments:


                                                                Real               Mortgage
                                                               Estate               Banking               Total
                                                           ----------------     ----------------     ----------------
     Nine Months Ended September 30, 2001
     -------------------------------------------------
     Revenues from external customers                      $ 5,350,804          $ 4,301,603          $ 9,652,407
     Gross profit                                          $ 1,725,709          $ 2,102,941          $ 3,828,650
     Income (loss) from operations                         $(1,956,560)         $   325,273          $(1,631,287)

     As of September 30, 2001
     -------------------------------------------------
     Identifiable assets                                   $   494,800          $18,184,316          $18,679,116


     Prior to December 31, 2000, the Company operated in only the real estate business, so segment information is not presented for the nine months ended September 30, 2000.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operation

     Overview

     Renaissance Acceptance Group, Inc. (the "Company") operates in the real estate and mortgage banking industries. The Company's primary strategy is to enable and encourage home ownership throughout the United States. Many families and individuals today have difficulties purchasing a home due to a variety of reasons, including:

o Inadequate initial cash reserves to use for down payments and closing costs;
o    Poor historical credit due to situational circumstances;
o    Limited credit history;
o    False beliefs regarding credit; and
o A lack of service provided to this consumer group by the realty and financial service industries.

     The Company believes that its superior customer service combined with its knowledge of financing programs, primarily down payment assistance programs, fills an existing void in the home ownership marketplace.

     Pursuant to an Agreement and Plan of Merger, dated as of July 2, 2001, by and among Cardiac Control systems, Inc. ("Cardiac"), Remodelers Holdings, Inc., Nineteenth Acquisition Sub, Inc. and Kersey, Scillia, Forster and Brooks, Inc. (the "Agreement"), approximately 94.6 percent of the Company's common stock shares were issued to the stockholders of Remodelers Holdings, Inc. ("RHI") in connection with the reverse merger of Nineteenth Acquisition Sub, Inc. ("Nineteenth"), a wholly-owned subsidiary of Cardiac created to effect the merger, with and into RHI (the "Merger").

     The Merger was effected in connection with the confirmation of the Second Amended Chapter 11 Plan of Reorganization (the "Plan"), relating to In re:
Cardiac Control Systems, Inc., Case No. 99-06852-3P1, United States Bankruptcy Court, Middle District of Florida, Jacksonville Division, confirmed on May 24, 2001. Pursuant to the Plan, all of Cardiac's remaining assets (except Cardiac's corporate entity) and liabilities were transferred and assigned to a liquidating trust. The liquidating trustee will liquidate the assets and distribute the proceeds to creditors in accordance with the distribution method set forth in the Plan.

     As a result of the Plan confirmation, none of Cardiac's pre-confirmation creditors or stockholders, nor the liquidating trust, has recourse against the reorganized Company, even in the event of default under the Plan. Additionally, the Company's corporate charter was amended pursuant to the Plan to change its name to "Renaissance Acceptance Group, Inc." Following the Plan confirmation and Merger, each then outstanding share of Cardiac's existing capital stock, conversion rights, warrants and options to purchase any share of Cardiac's capital stock, and other equity interests issued and outstanding (or held in its treasury) were automatically canceled and exteinguished without conversion and no payment was or shall be made in respect to those shares of Cardiac's capital stock. The Company became a holding company and RHI became its wholly-owned subsidiary.

     Prior to the Merger, Cardiac had no meaningful operations for the preceding three years and its prior financial statements are not indicative of the expected future performance of the Company, which acquired RHI in the Merger. Accordingly, for accounting purposes, the financial statements of the Company presented herein are presented as if RHI were the entity acquiring the Company for the periods presented.


     The Real Estate Business

     Beginning in May 2001, due to both capital considerations and a change which occurred in the secondary market, the Company through its d.b.a. Assistance for America ("AFA"), altered its real estate strategy. Prior to May 2001, the Company operated in the Real Estate business by purchasing, refurbishing and reselling homes to customers (the "Refurb Real Estate Business"). This was the primary business of the Company from January 2000 to May 2001. Significant changes occurred with the primary purchaser of the Company's Refurb Real Estate mortgage loans, making these loans less desirable in the marketplace and thus significantly reducing prices for which these loans are sold. These detrimental economics, combined with the large cash requirements needed to buy and inventory houses, precipitated the need for this strategy change.

     The AFA real estate business began in May 2001 and focuses on assisting consumers with limited financial resources in buying a home. AFA educates the consumer in home ownership and coordinates the home purchase process, which typically includes facilitating down-payment assistance and coordinating government sponsored home loan financing. Since AFA does not purchase homes, no large capital needs for real estate acquisition exist. In addition, AFA obtains customer financing using government sponsored loan programs which have a much larger secondary market.

     Through direct response advertising, AFA reaches potential customers and qualifies them for entrance into the AFA program based upon their financial and credit condition. AFA provides counseling to each customer by communicating the requirements and demands of home ownership, so that the customer understands the rewards and responsibilities of owning a home. Once a home is found, AFA facilitates the customer's financing, obtains down payment assistance and assists customers closing loans. AFA operates as a consultant and receives its revenues as a service fee from the customer. AFA typically does not purchase nor take ownership of real estate. AFA is currently operating in the Dallas-Fort Worth, Houston and Austin, Texas housing markets.

     The Mortgage Banking Business

     Mortgage banking operations are conducted through United Lending Partners ("ULP"), an FHA direct endorsement and FHLMC approved lender that originates wholesale and retail, conforming and nonconforming loans. The Company purchased ULP in December 2000. Loans are underwritten and closed based upon specific investor guidelines and subsequently sold in the secondary market on a servicing released basis. Principal sources of income include:

o    Loan origination related points and fees;
o    Net interest  income  earned during the period loans are held pending sale;
     and
o    Gains from the sale of loans and related loan servicing rights.

     All business is currently conducted in the State of Texas. Loans originated
through  wholesale   relationships  currently  comprise  the  majority  of  loan production volume.

     Results of Operations

     Three months ended September 30, 2001

     The Company's net loss increased from $533,576 during the three months ended September 30, 2000 to $843,239 during the three months ended September 30, 2001.

     Net Revenues

     Net revenues for the three months ended September 30, 2001 were $1,691,428 as compared with $84,738 for the same three-month period ended September 30, 2000. As indicated in the overview, with the shift in the real estate business away from the Refurb Real Estate Business during May 2001, proceeds from the sales of residential real estate declined to $1,885 during the three months ended September 30, 2001 from $1,453,471 during the three months ended September 30, 2000. Costs of real estate sold of $58,008 contributed to a net loss on real estate sales of $56,123 for the 2001-quarter as compared to costs of $1,363,933 and net revenues from real estate sales of $89,538 for the 2000-quarter.

     Gains on sales of loans were $998,483 for the quarter ended September 30, 2001. As the mortgage business was initiated in December 2000 with the acquisition of ULP, no gains existed in the quarter for the prior year.

     Other income includes income earned on the AFA real estate business (initiated in May 2001) of $721,459 for the three months ended September 2001. During these three months AFA coordinated the closing of 62 homes.

     Operating Expenses

     Operating expenses increase from $556,417 during the three months ended September 30, 2000 to $2,422,514 during the same quarter in 2001.

     Personnel expense increased to $1,552,065 in the quarter 2001 from $398,951 during the same quarter 2000, or an increase of $1,153,114. Of this increase $573,581 related to employees of the mortgage banking business, $486,287 related to the new employees added in the AFA business and $93,246 related to added corporate employees associated with the growth in the Company.

     General and administrative expense increased to $813,986 for the quarter ended 2001 versus $144,759 for the same quarter in 2000, an increase of $669,227. The increases were a result of $238,048 in the mortgage banking business, $289,786 in advertising and telephone expenses associated with the direct response AFA marketing and $64,278 increase in professional fees associated with the costs involved in being a public company. Other increases of $77,115 related to increases in insurance and occupancy due to the growth in the number of employees in the Company.

     Depreciation increased from $12,707 for the three months ended September 30, 2000 to $56,463 for the three months ended September 30, 2001 due to additions of property and equipment over the past year.

     Interest

     Net interest expense of $112,153 during the quarter ended September 30, 2001, increased by $50,256 from the net interest expense of $61,897 during the quarter ended September 30, 2001. Interest expense on senior subordinated debt obtained September 30, 2000 led to $43,750 of this increase, combined with the decrease in interest income from mortgage loans held in 2000 from the Refurb Real Estate Business.

     Nine months ended September 30, 2001

     The Company's net loss increased from $964,044 during the nine months ended September 30, 2000 to $1,971,389 during the nine months ended September 30, 2001.

     Net Revenues

     Net revenues for the nine months ended September 30, 2001 were $3,828,650 as compared with $186,393 for the same nine-month period ended September 30, 2000. Proceeds from the sale of residential real estate increased to $4,590,683 during the nine months ended September 30, 2001 from $2,051,886 during the nine months ended September 30, 2000. Costs of real estate sold of $3,922,500 contributed to net revenues $668,183 on real estate for the nine months ended September 2001 as compared to costs of $1,865,493 and net revenues from real estate sales of $186,393 for the nine months ended September 2000. During the nine months ended

September 30, 2001, 75 houses were sold, as compared to 33 houses sold during the nine months ended September 30, 2000.

     Gains on sales of loans were $2,333,567 for the nine months ended September 30, 2001. As the mortgage business was initiated in December 2000 with the acquisition of ULP, no gains existed in the prior year.

     Other income, includes income earned on the AFA real estate business (initiated in May 2001) of $798,580 for the nine months ended September 30, 2001. During these nine months, AFA coordinated the closing of 70 homes.

     Operating Expenses

     Operating expenses increased from $1,069,841 during the nine months ended September 30, 2000 to $5,459,937 during the same nine nine period in 2001.

     Personnel expense increased to $3,328,891 during the nine months ended September 2001 from $750,246 during the same nine month period in 2000, or an increase of $2,578,645. Of this increase, $1,232,959 related to employees of the mortgage banking business, $1,202,468 related to the new employees added in the AFA business and $143,218 related to added corporate employees associated with the growth in the Company. As indicated in the Employee section following, the Company has grow from 19 employees to 78 employees from September 30, 2000 to September 30, 2001, respectively.

     General and administrative expense increased to $1,835,663 for the nine-months ended 2001 versus $305,443 for the same nine months in 2000, an increase of $1,530,220. The increase was a result of $521,973 in the mortgage banking business, $369,339 in advertising and telephone expenses associated with the direct response AFA marketing and $286,195 increase in professional fees associated with the costs involved of being public, along with merger related costs. Other increases of $138,473 related to increases in insurance and occupancy due to the growth in the number of employees in the Company.

     Depreciation increased from $14,152 for the nine months ended September 30, 2000 to $150,383 for the nine months ended September 30, 2001 due to additions over the past year in property and equipment.

     Interest

     Net interest expense of $340,102 during the nine months ended September 30, 2001, increased by $259,506 from the net interest expense of $80,596 during the quarter ended September 30, 2001. Interest expense on senior subordinated debt obtained September 30, 2000 led to $142,000 of this increase, combined with the decrease in interest income from mortgage loans held in 2000 from the Refurb Real Estate Business.

     Liquidity and Capital Resources

     During the nine months ended September 30, 2001, the Company sold preferred stock for proceeds of $1,636,500, which funded $283,857 in equipment purchases and offset cash used in operating activities of $991,972. Cash used in operating activities was primarily the result of the $1,971,389 operating loss, offset by the recovery of operating cash tied up in real estate and contracts for deed associated with the Refurb Real Estate Business. Cash and cash equivalents increased $395,568 for the nine months ended September 30, 2001 and were $895,602 at September 30, 2001. The amount of cash and cash equivalents held at September 30, 2001 plus expected cash flows from operations are projected to be sufficient to fund operations and accordingly, the Company does not anticipate the need to raise additional funds during the next twelve months.

     Employees

     At September  30,  2001,  the Company had 78  full-time  employees.  Of the
Company's current employees, 47 are engaged in real estate related operations and 31 are engaged in the mortgage business. During the next twelve months, the Company anticipates increasing the amount of employees from 78 to approximately
120. At September 30, 2000 the Company had 19 employees.


Part II - Other Information

Item 2. Change in Securities

     Pursuant to an Agreement and Plan of Merger, dated as of July 2, 2001, by and among Cardiac Control Systems, Inc. ("Cardiac"), Remodelers Holdings, Inc., Nineteenth Acquisition Sub, Inc. and Kersey, Scillia, Forster and Brooks, Inc. (the "Agreement"), approximately 94.6 percent of the Company's common stock shares were issued to the stockholders of Remodelers Holdings, Inc. ("RHI") in connection the reverse merger of Nineteenth Acquisition Sub, Inc. ("Nineteenth"), a wholly-owned subsidiary of Cardiac created to effect the merger, with and into RHI (the "Merger").

     The Merger was effected in connection with the confirmation of the Second Amended Chapter 11 Plan of Reorganization (the "Plan"), relating to In re:
Cardiac Control Systems, Inc., Case No. 99-06852-3P1, United States Bankruptcy Court, Middle District of Florida, Jacksonville Division, confirmed on May 24, 2001. Pursuant to the Plan, all of Cardiac's remaining assets (except Cardiac's corporate entity) and liabilities were transferred and assigned to a liquidating trust. The liquidating trustee will liquidate the assets and distribute the proceeds to creditors in accordance with the distribution method set forth in the Plan.

     As a result of the Plan confirmation, none of Cardiac's pre-confirmation creditors or stockholders, nor the liquidating trust, has recourse against the reorganized Company, even in the event of default under the Plan. Additionally, the Company's corporate charter was amended pursuant to the Plan to change its name to "Renaissance Acceptance Group, Inc."

     Following the Plan confirmation and Merger, each then outstanding share of Cardiac's existing capital stock, conversion rights, warrants and options to purchase any share of Cardiac's capital stock, and other equity interests issued and outstanding (or held in its treasury) were automatically canceled and extinguished without conversion and no payment was or shall be made in respect to those shares of Cardiac's capital stock. The Company became a holding company and RHI became its wholly owned subsidiary.

     Pursuant to the Plan confirmation and Merger, a total of 5,000,000 shares of newly authorized common stock were issued to the former RHI stockholders and to the Plan liquidating trust. The former stockholders of RHI received 4,730,000 shares and the liquidating trust received 270,000 shares. In accordance with the Plan confirmation, 20,000 of the liquidating trust shares are to be sold to pay RHI Merger related expenses and 250,000 of the liquidating trust shares are to be issued to pre-confirmation creditors, to Kersey, Scillia, Forster and Brooks, Inc. (Cardiac's pre-reorganization financial advisor), and to a certain number of Cardiac pre-Merger stockholders.


Item 5.  Other Information

     After reviewing the Company's financial condition and operating results for the period ending June 2001 and current economic and market conditions, the board of directors of the Company decided to consider various financial and strategic alternatiaves to minimize current expenditures and maximize shareholder value.

     To enhance and maximize shareholder value, the board of directors has decided to analyze a number of options, including (i) attempting to list the Company's common stock with an exchange; (ii) acquiriing or merging with another real estate and mortgage banking company; (iii) selling all or a portion of the Company; (iv) selling additional equity; and (v) taking the Company private. The board of directors' preliminary conclusions are that taking the Company private is likely the most feasible and the effective way to maximize shareholder value.

     The Company is not obligated to complete any of these transactions and cannot offer any assurances that any of these transactions will be implemented.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     The following exhibits are furnished in accordance with Item 601 of Regulation S-B:

     Number   Description
     ------   -----------

     2.1 Agreement and Plan of Merger, dated July 2, 2001 by and among Remodelers Holdings, Inc., Cardiac Control Systems, Inc., Nineteenth Acquisition Sub, Inc. and Kersey, Scillia, Forster and Brooks, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

     2.2 Second Amended Chapter 11 Plan of Reorganization of Cardiac Control Systems, Inc., Case No. 99-06852-3P1 (incorporated by reference to
          Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

     2.3 First Modification to Second Amended Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

     3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

     3.2 Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

     3.3 Amended and Restated Bylaws (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001.)

     10.1 2001 Stock Option Plan for Renaissance Acceptance Group, Inc., (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.)

     (b) Reports on Form 8-K

     During the fiscal quarter ended September 30, 2001, reports on Form 8-K were filed with the Securities and Exchange Commission on July 9, 2001 and on September 5, 2001. Items reported and financial statements filed are as follows:

     Form 8-K filed on July 9, 2001:

     RHI unaudited consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000

     RAC consolidated financial statements as of December 31, 2000 and for the year then ended

     ULP statements of operations, changes in partners' capital, and cash flows for the years ended December 31, 2000 and 1999

     RHI unaudited pro forma combined statement of operations for the year ended December 31, 2000

     RAG and RHI unaudited pro forma condensed combined balance sheet at March 31, 2001


     Form 8-K filed on September 5, 2001:

     Monthly Financial Reports (Business) filed by the registrant with the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division for each monthly period commencing with the period September 3, 1999 to September 30, 1999 through the monthly period beginning June 1, 2001 and ending June 30, 2001.

     Form 8-K/A (Amendment No. 1) filed on November 6, 2001:

          Renaissance Acceptance Group, Inc. unaudited consolidated financial statements as of June 30, 2001 and for the six months ended June 30, 2001 and 2000

          Renaissance Acceptance Group, Inc. audited consolidated financial statements as of December 31, 2000 and for the year then ended

          United Lending Partners, Ltd. audited statements of operations, changes in partners' capital cash flows for the years ended December 31, 2000 and 1999

          Renaissance Acceptance Group, Inc. unaudited pro forma combined statement of operations for the year ended December 31, 2000

          Renaissance Acceptance Group, Inc. and Cardiac Control Systems, Inc. unaudited pro forma condensed combined balance sheet as of June 30, 2001

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RENAISSANCE ACCEPTANCE GROUP, INC.

Dated: November 19, 2001            By:      /s/ Paul Fagan
                                            ------------------------------------

                                    Name:  Paul Fagan
                                    Title: President and Chief Executive Officer

                                  Exhibit Index


    Number       Description
    ------       -----------

     2.1 Agreement and Plan of Merger, dated July 2, 2001 by and among Remodelers Holdings, Inc., Cardiac Control Systems, Inc., Nineteenth Acquisition Sub, Inc. and Kersey, Scillia, Forster and Brooks, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

     2.2 Second Amended Chapter 11 Plan of Reorganization of Cardiac Control Systems, Inc., Case No. 99-06852-3P1 (incorporated by reference to
          Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

     2.3 First Modification to Second Amended Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

     3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

     3.2 Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001)

     3.3 Amended and Restated Bylaws (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001.)

     10.1 2001 Stock Option Plan for Renaissance Acceptance Group, Inc., (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.)