Form 10KSB
period 2001-12-31
RENAISSANCE ACCEPTANCE GROUP INC
filed 2002-04-16
CIK 706507

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ____________

                                                 Commission File Number: 0-14653

                       RENAISSANCE ACCEPTANCE GROUP, INC.
                 (Name of Small Business Issuer in its Charter)

              Delaware                                        74-2119162
 (State or other jurisdiction of incorporation               (IRS Employer
              or organization)                             Identification No.)

      1349 Empire Central, 13th Floor
               Dallas, Texas                                      75247
 (Address of principal executive offices)                       (Zip Code)

 Issuer's telephone number  (214) 231-7624

 Securities registered under Section 12(b) of the Exchange Act:

                                                          Name of Each Exchange
 Title of Each Class                                      on Which Registered
 -------------------                                      -------------------
 NONE                                                              N/A

Securities registered under Section 12(g)
of the Exchange Act:                            Common Stock, $0.001 par value
                                           -------------------------------------
                                                       (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $5,891,713

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 31, 2002 was approximately $227,000. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates. The aggregate market value of the common equity held by non-affiliates is calculated on the basis of an appraisal updated for the registrant's subsequent performance in the last quarter of the fiscal year ended December 31, 2001.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

As of March 31, 2002, there were 5,000,000 shares of the common stock, $0.001 par value, of the Company issued and outstanding.

Transitional Small Business Disclosure Format: Yes         No      X
                                                  -------      --------

                       RENAISSANCE ACCEPTANCE GROUP, Inc.


                                                                            Page
                                     PART I

   ITEM 1:  DESCRIPTION OF THE BUSINESS                                        1
   ITEM 2:  PROPERTIES                                                         5
   ITEM 3:  LEGAL PROCEEDINGS                                                  5
   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                5

                                     PART II

   ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS                                                            6
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS         6
   ITEM 7.  FINANCIAL STATEMENTS                                              12
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                          25

                                    PART III

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS      25
   ITEM 10. EXECUTIVE COMPENSATION                                            26
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                        27
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    29

                                     PART IV

   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                 30

SIGNATURES                                                                    32

Part I

ITEM 1.      DESCRIPTION OF THE BUSINESS


Renaissance Acceptance Group, Inc. ("the Company") operates in the real estate and mortgage banking industries through its subsidiaries, Remodelers Holdings, Inc. ("RHI"), Remodelers Acceptance Corporation ("RAC"), Texas Real Estate Systems LLC ("TRES"), United Lending Partners, LP. ("ULP") and Renaissance Title LLC ("RT").

On May 24, 2001, Cardiac Control Systems, Inc ("Cardiac"), predecessor to the Company, obtained the approval of the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division for its confirmed Second Amended Chapter 11 Plan of Reorganization (the "Plan"). Pursuant to the Plan and to an Agreement and Plan of Merger, dated as of July 2, 2001, by and among Cardiac, RHI, Nineteenth Acquisition Sub, Inc. and Kersey, Scillia, Forster and Brooks, Inc. (the "Agreement"), approximately 94.6 percent of the Company's common stock shares were issued to the stockholders of RHI in connection with the reverse merger of Nineteenth Acquisition Sub, Inc. ("Nineteenth"), a wholly-owned subsidiary of Cardiac created to effect the merger, with and into RHI (the
"Merger"). Upon execution of the Merger, Cardiac's name was changed to Renaissance Acceptance Group Inc. Cardiac had virtually no operations during the period January 1, 2000, through the effective date of the merger, July 2, 2001, and accordingly the following business description relates to that of RHI and its subsidiaries.

The Company was incorporated in Delaware in 1980. The Company's headquarters are located in Dallas, Texas. Through subsidiaries, the Company operates in two primary segments- real estate and mortgage banking. Through RAC, the Company began real estate operations in the first quarter of 2000 and through its acquisition in December 2000 of ULP, an existing mortgage company, entered the mortgage banking business.

The Company's primary strategy is to enable and encourage home ownership. Today, many families and individuals encounter difficulties purchasing homes due a variety of reasons including: a lack of initial cash reserves for down payments and closing costs, poor historical credit due to situational circumstances and an overall lack of customer service by the realty and financial service industries. Funds typically required to purchase a $100,000 home, assuming financing through a government sponsored program are approximately $6,000 to $8,000. Although many people can afford the current $850 to $1,000 monthly payment required on a home this size, they do not have, nor will have, the amount of money required to purchase and finance this home. Additionally, limited credit and self-perceived poor credit are also significant factors that deter home ownership. Many people are not sure if they can be approved for a home and mortgage, and many have false beliefs as to the quality of their own credit. Finally, poor service to these customers needing additional support, education and guidance to purchase and finance a home, priced less than the median home price in most areas, contribute greatly to an underserved market.

The Company believes its high customer service level combined with its knowledge of financing programs and down payment assistance fills an existing void in the conventional home ownership arena. The Company currently services the Dallas-Ft Worth, Houston and San Antonio markets in Texas.

This Annual Report on Form 10-KSB may contain forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results or those anticipated due to a number of factors such as the direction and level of interest rates, competitive and general economic conditions in each of our business sectors, expense and loss levels in our mortgage, insurance and other business sectors, general economic conditions in the United States and abroad and in the domestic and international areas in which we do business, the legal, regulatory and legislative environments in the markets in which the company operates, changes in accounting and financial reporting standards, decisions by the company to change its business mix, and other risks detailed in documents filed by the company with the Securities and Exchange Commission from time to time. Words like "believe", "expect", "should", "may", "could", "anticipated", "promising" and other expressions which indicate future events and trends identify forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

The Real Estate Business

During 2001, the Company's Real Estate Business transformed to the Assistance For America ("AFA") business away from its previous real estate strategy. The previous real estate business was extremely capital intensive and contained certain inherent risks associated with purchasing and ultimately reselling single-family homes. The AFA business that began in May 2001 was developed to minimize capital needed to purchase single-family real estate as well as minimize the risk associated with actually purchasing these homes. The AFA real estate business is akin to a marketing, education and consulting business focused on homeownership.

Assistance for America

AFA is a real estate consulting company designed primarily to help renters become homeowners. AFA enables certain customers wanting homes and needing down payment and financing assistance to purchase a home. The AFA Program is currently only offered in Texas, and at this time, the Company has no immediate plans to expand this business outside of Texas.

Outbound direct response mail and press advertisements generate the majority of potential AFA customers. The customers calling in response to AFA's advertising are first prequalified to determine the price of home they can afford and basic needs such as the location, number of bedrooms, and any other significant factors influencing their decision, such as school district. Once the customer indicates serious program interest, a meeting with the customer and an AFA representative takes place to explain the terms and conditions of the AFA Program. If interest continues, the customer executes an AFA Service Contract and pays a fee to enroll in the AFA program (the "Enrollment"). Subsequent to the Enrollment, the customer's critical loan information is gathered and submitted to a mortgage company to determine if the customer can be approved for a loan. Upon this approval, houses currently for sale which meet the customers parameters are selected for the customer to view. From these selections, the customer chooses a small sample of homes that they are interested in purchasing. The purchase of the home is facilitated, and within a short time frame (typically less than 30 days from Enrollment) the customer purchases the home using down payment assistance and a government backed (typically FHA) assumable mortgage loan.

The customer needing the "assistance" is trading the free choice of homes for the assistance plan AFA offers. As many of these customers have not previously been homeowners and may not believe they would ever own a home, AFA provides counseling by communicating the requirements and demands of home ownership, so the borrower understands the rewards and responsibilities involved in owning a home.

The Company currently has a trademark pending for "Assistance for America".

The breakdown of customer transactions (number of customers purchasing homes using AFA) for the last three-quarters of 2001 by market, are as follows (note-the AFA Program did not begin until late May 2001):


                                 Annual AFA             4th Quarter             3rd Quarter            2nd Quarter
     Market                      Transactions           Transactions            Transactions           Transactions
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Dallas-Ft. Worth                     150                       83                      59                      8

Houston                               21                       21                       -                      -

Other                                  4                        4                       -                      -
                                       -                        -                       -                      -

Total                                175                      108                      59                      8


Average
Home Sales Price                                         $115,000                $118,000                $90,000


Mortgage Banking Business

On December 27, 2000, RAC closed the acquisition of ULP, a FHA direct endorsement, FNMA and FHLMC approved mortgage lender. The company owns the 99% limited partnership interest in ULP that was formed over three years ago as a Texas limited partnership. The vast majority of mortgage loans originated by ULP are collateralized by single family real estate in Texas, although ULP does a small amount of loans in other states. ULP originates loans sourced from mortgage brokers (Wholesale), loans originated by in-house loan officers (Retail) and retail loans for AFA customers (Retail-AFA).

All loans originated are underwritten by ULP to specific investor guidelines and subsequently sold in the secondary market on a servicing released basis. ULP maintains warehouse lines of credit to fund these loans. These warehouse lines of credit require that all loans funded by ULP have written investor purchase commitments prior to their funding. At December 31, 2001 and 2000, approximately 88% and 77%, respectively, of all loans held for sale are pledged to be sold to four investors. ULP sells all loans on a servicing released basis; therefore, it generally only services mortgage loans for their first payment.

Loan production by channel (1) Wholesale (2) Retail (3) Retail-AFA, for the quarters in each of the years ended December 31, 2001 and 2000, respectively, are as follows:





     Quarters during 2001 (Production  $'s in millions)
-------------------------------------------------------
     Production Channel        4th Quarter            3rd Quarter             2nd Quarter            1st Quarter
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
     Wholesale                 $22.8                  $44.8                   $50.0                  $35.8
     Retail                      8.1                    7.1                     4.1                    3.7
     Retail-AFA                 12.4                    7.0                     0.7                    ---
                               -----                  -----                   -----                  -----
     Total                     $43.3                  $58.9                   $54.8                  $39.5


     Quarters during 2000 (Production $'s in millions)  (1)
-----------------------------------------------------------
     Production Channel        4th Quarter            3rd Quarter             2nd Quarter            1st Quarter
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

     Wholesale                 $19.8                  $23.9                   $14.8                  $ 6.6
     Retail                      5.2                    3.9                     ---                    ---
     Retail-AFA                  ---                    ---                     ---                    ---
                               -----                  -----                   -----                  -----
     Total                     $25.0                  $27.8                   $14.8                  $ 6.6


(1) The information above for fiscal year 2000 is not reflected in the Company's financial statements as ULP was purchased in December 2000.


Ancillary Businesses

To provide service to AFA, ULP and also AFA customers, the Company started TRES and RT.

TRES is a licensed real estate broker, providing services to AFA. TRES is licensed with various real estate boards and has access to property information using the local sponsored Multi- Listing Service (MLS). TRES earns fees from various sellers of real estate.

RT is a licensed title agency. The majority of AFA customers' transactions are closed using RT's services. RT earns its revenues through its share of title premiums and escrow fees. Title premiums are prescribed statutory rates, however escrow fees are based upon general market conditions. RT is not a title insurance company and relies on other title insurance companies to underwrite its title policies. Currently, the majority of RT's business is from AFA customers.

Competition

Competition in the real estate business is significant, although the Company believes much of the competition does not provide as comprehensive of services as the Company provides. The majority of competition providing comprehensive real estate services is owner-operators and smaller businesses.

Competition in the mortgage banking business is fierce. The mortgage banking industry is highly competitive and fragmented. ULP competes with other financial intermediaries such as mortgage bankers, commercial banks, savings and loan associations, credit unions, insurance companies and mortgage banking subsidiaries or divisions of diversified companies. Many of these intermediaries have much greater financial resources than ULP and the Company.

Seasonality

Both the mortgage banking and the real estate industries are subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, although refinancings tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February.

Regulation

The Company's mortgage banking business is subject to the rules and regulations of, and examination by, the Department of Housing and Urban Development ("HUD"), the Federal Housing Administration (the "FHA"), the Department of Veteran Affairs, Fannie Mae, the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Government National Mortgage Agency ("GNMA") and state regulatory authorities with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, impose licensing obligations on ULP, establish standards for originating and servicing mortgage loans, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, fix maximum interest rates, fees and other loan amounts. Moreover, FHA lenders such as ULP are required to submit to the Federal Housing Commissioner, on an annual basis, audited financial statements, and Ginnie Mae requires the maintenance of specified net worth levels (which vary depending on the amount of Ginnie Mae securities issued by the Company). The Company's affairs are also subject to examination by the Federal Housing Commissioner to assure compliance with the FHA regulations, policies and procedures. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

Virtually all of the mortgage loans that are made to AFA customers, are FHA loans. The ability of ULP to originate FHA loans is subject to ongoing regulatory and agency compliance. Additionally, the AFA customers obtain down payment assistance through certain non-profit 501 (c)3 organizations. Although FHA currently allows gifts from these organizations to be used as down payments, there can be no assurance that future regulations will allow these gifts to be used for this purpose when obtaining a FHA loan. It is uncertain as to whether these AFA customers could obtain necessary gifts elsewhere if these regulations were subsequently changed.

The Company's title business is also subject to rules and regulations of the Texas Department of Insurance. Failure to comply with these regulations or an inability to maintain required licenses could materially adversely affect the Company's business. The Company believes that it is in compliance with applicable laws and regulations and that it will maintain all licenses required for the conduct of its business.

Facilities

The Company leases office space in Dallas, Houston and San Antonio, Texas, where both its real estate business and its mortgage banking business are conducted.

Employees

The Company believes that it has attracted and hired top-quality management and employees; however, it recognizes the need to continue to devote substantial efforts to attracting and recruiting experienced personnel with track records of producing results. Currently the Company has 96 full-time employees. Of these employees 45 work in real estate, 47 in the Mortgage Banking business and 4 for RT.



ITEM 2.     PROPERTIES

The primary office (headquarters) of the Company and its subsidiaries is located in Dallas, Texas. The headquarters consists of approximately 31,000 square feet and is situated on the 12th and 13th floor of a commercial office building. This space is leased by the Company through June 30, 2003 at an annual rate of $13.00 per square foot.

The Company also has month-to-month leases on office space in Houston and San Antonio Texas. Total lease expense for these ancillary offices is approximately $4,500 per month.



ITEM 3.     LEGAL PROCEEDINGS

On September 3, 1999, Cardiac filed for bankruptcy protection, and on May 24, 2001, the bankruptcy court confirmed its Second Amended Chapter 11 Plan of Reorganization (the "Plan"), relating to In re: Cardiac Control Systems, Inc., Case No. 99-06852-3P1, United States Bankruptcy Court, Middle District of Florida, Jacksonville Division. Pursuant to the Plan, all of Cardiac's remaining assets (except Cardiac's corporate entity) and liabilities were transferred and assigned to a liquidating trust. The liquidating trustee will liquidate the assets and distribute the proceeds to creditors in accordance with the distribution method set forth in the Plan. As a result of the Plan confirmation, none of Cardiac's pre-confirmation creditors or stockholders, nor the liquidating trust, has recourse against the reorganized Company, even in the event of default under the Plan. The Merger was effected in connection with the Plan confirmation. At the effective time of the Merger, each then outstanding share of Cardiac's existing capital stock, conversion rights, warrants and options to purchase any share of Cardiac's capital stock, and other equity interests issued and outstanding (or held in its treasury) were automatically canceled and extinguished without conversion and no payment was or shall be made in respect to those shares of Cardiac's capital stock. In accordance with the terms of the Merger, $170,000 in cash was paid by RHI and 250,000 shares of the Company's common stock were issued to the liquidating trust and to certain of its creditors and stockholders. In addition, 20,000 shares of the Company's common stock were issued to the liquidating trust to be sold and applied to RHI's administrative costs and fees related to the Merger. The remaining 4,730,000 initial shares of Company's common stock were issued to the holders of common stock of RHI on a pro rata basis according to their ownership of the common stock of RHI.

On February 25, 2002, the United States Bankruptcy Court issued the Final Decree for the bankruptcy, winding up the administration of the Plan by this court.

In addition to the above, the Company and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their business. Although it is difficult to predict the ultimate outcome of these proceedings, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II


ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is currently no public trading market for the Company's common stock. As of March 22, 2002, there were approximately 517 stockholders owning the 5,000,000 shares of common stock outstanding. During the fiscal years ended December 31, 2001 and 2000, no dividends have been paid on common stock.

The Company has 2,157.5 shares of Series A Convertible Preferred Stock ("Preferred Stock") outstanding. As long as the Preferred Stock is outstanding, no dividends may be paid on the Company's common stock. In addition to the common stock dividend restrictions imposed by the Preferred Stock, the Company's senior debt contains additional restrictions on common stock dividends.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's business has evolved significantly from 2000 to 2001. The Real Estate Business drastically changed, while the Company's Mortgage Banking Business, purchased in December 2000 began.

Real Estate Business

During 2000 and through May 2001, the Company was primarily in the business of purchasing homes, which the Company believed were in attractive markets, refurbishing the homes and then marketing the homes and selling them. This business was extremely capital extensive as the cost of homes purchased had to be carried for both the time needed to refurbish the house, as well as the time needed to market the house. In addition, the mortgage loans resulting from the sales of these refurbished houses were becoming less marketable, as many investors increased their scrutiny and requirements over how many times a property could change legal ownership during the previous year. As the combination of these obstacles mounted, the Company changed it focus in the real estate business to the AFA business. As previously indicated the AFA business is a real estate marketing education and consulting company. Under the AFA business, the Company earns a fee paid at the closing of the home sale, and the Company rarely takes property ownership nor expends money to purchase real estate.

Mortgage Banking Business

Although the Company began in the mortgage banking business in December 2000 through its acquisition of ULP, ULP had been in existence for two years. During 2001, ULP was transformed from a predominately wholesale lender to a mortgage company with an increasing mix of retail business. The increase in retail is largely attributed to the retail loans originated from customers in the AFA Program.

Ancillary Businesses

TRES is a licensed real estate broker,  providing services to AFA. TRES earns it
revenues,   which  are  typically  3%  of  a  home's  sales  price,  as  an  AFA representative in each transaction.

RT is a licensed title agency. The majority of AFA customers' transactions are closed using RT's services. RT earns its revenues through its share of title premiums and escrow fees. Title premiums are prescribed statutory rates however escrow fees are based upon general market conditions. RT is not a title insurance company and relies on other title insurance companies to underwrite its title policies.

Strategic Alternatives

After reviewing the Company's financial condition and operating results for the period ending June 2001 and current economic and market conditions, the board of directors of the Company decided to consider various financial and strategic alternatives to minimize current expenditures and maximize shareholder value.

To enhance and maximize shareholder value, the board of directors has decided to analyze a number of options, including (i) attempting to list the Company's common stock with an exchange; (ii) acquiring or merging with another real estate and mortgage banking company; (iii) selling all or a portion of the Company; (iv) selling additional equity; and (v) taking the Company private. The board of directors' preliminary conclusions are that taking the Company private is likely the most feasible and the effective way to maximize shareholder value.

The Company is not obligated to complete any of these transactions and cannot offer any assurances that any of these transactions will be implemented.




                                             Selected Financial Data
                                             -----------------------
                                                ($'s in thousands)
                                                ------------------

     Consolidated Statement of                For the year ended                    For the year ended
     Operations                               December 31,2001                      December 31,2000
---------------------------------------- ------------------------------------- ---------------------------------------
Sales of residential real estate                         $ 4,926                                $ 4,343
Cost of residential real estate sold                      (4,325)                                (3,679)
Gain on sales of loans                                     3,065                                    ---
AFA education and service fees                             1,419                                    ---
Real estate commission                                       555                                    ---
Title revenue                                                231                                    ---
Other income                                                  21                                    107
                                                         -------                                -------
                 Total net revenues                        5,892                                    771

Personnel and related expense                              5,292                                  1,209
General and administrative expense                         1,993                                    667
Advertising expense                                          857                                     59
Acquisition expense                                          170                                    ---
Depreciation and amortization                                236                                     39
                                                         -------                                -------
     Total operating expenses                              8,548                                  1,974

     Loss from operations                                 (2,656)                                (1,203)

Interest  (expense),  net  of  interest
income                                                      (521)                                  (106)
                                                         -------                                -------
     Net loss                                            $(3,177)                               $(1,309)
                                                         =======                                =======



Results of Operations

Year ended

The Company's net loss increased from $1,309,000 during the year ended December 31, 2000 to $3,177,000 for the year ended December 31, 2001.

Net Revenues

AFA Business

Net revenues for the year ended December 31, 2001 were $5,892,000 as compared with $771,000 for the year ended December 31, 2000. The AFA transactions and the various revenues it generates, and the acquisition of the mortgage banking business in December 2000 contributed the majority of this growth. The following highlights the significance of the AFA Program to the results of operations during 2001. The table below reflects gross revenues related to the AFA transactions completed during 2001, none were completed during 2000 as the AFA Programs began in May 2001.



Annual AFA Transactions                                          175 homes

Average sales price per home                                     $  114,860

Education and service fee income
   Year ended December 31, 2001                                  $1,418,877
   Per transaction                                               $    8,108


Real estate commission
   Year ended December 31, 2001                                  $  554,950
   Per transaction                                               $    3,171

Title and escrow fees
   Year ended December 31, 2001                                  $  230,743
   Per transaction                                               $    1,318

The education and service fee attributable to the AFA program is variable and is paid at closing. This fee is determined by the ultimate difference between the fair value, or appraised value a customer pays for a home and the transaction costs that are paid for by the seller of the home as well as the net proceeds that the seller has agreed to receive. These seller paid costs and net proceeds are heavily negotiated on every transaction. Real estate commission is usually 3% of the seller's agreed upon sales price, title premiums are prescribed statutory rates and escrow fees are based upon general market conditions.

Sales and costs of sales on sales of real estate

As previously indicated, the Company's business strategy related to real estate shifted in May 2001 away from purchasing, refurbishing and reselling, to the AFA business. Nevertheless, the Company's rapid growth during late 2000 and early 2001 of the prior real estate business led to an increase in proceeds from the sales of residential real estate to $4,926,000 during the year ended December 31, 2001 from $4,343,000 during the year ended December 31, 2000. Costs of real estate sold of $4,325,000 contributed to a gross profit on real estate sales of $601,000 for fiscal year 2001 as compared to costs of $3,679,000 and a gross profit from real estate sales of 664,000 for fiscal year 2000. During the year ended December 31, 2001, 82 houses were sold, as compared with 72 houses sold during the year ended December 31, 2000. Although sales of houses increased in 2001 compared to 2000, only 8 houses were sold in this program from July 1, 2001 through December 31, 2001.

Gain on sales of loans

Gain on sales of loans were $3,065,000 for the year ended December 31, 2001. As the mortgage business was initiated in December 2000, with the acquisition of ULP, no gains existed in the prior year. The following table reflects loan origination during 2001. Loans are typically sold to investors by ULP within 30 days of origination.

Gains are recorded in operations upon the sale of the loan. The table below shows production levels by calendar quarter throughout fiscal year 2001.




Quarters during 2001 (Production $'s in millions)
-------------------------------------------------

Production Channel             4th Quarter            3rd Quarter             2nd Quarter            1st Quarter
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Wholesale                           $22.8                   $44.8                  $50.0                  $35.8
Retail                                8.1                     7.1                    4.1                    3.7
Retail-AFA                           12.4                     7.0                    0.7                    ---
                                    -----                   -----                  -----                  -----
     Total                          $43.3                   $58.9                  $54.8                  $39.5
                                    =====                   =====                  =====                  =====



Gross profit on sales of loans, which includes interest income earned on loans, as well as interest paid to warehouse lenders on these loan categories generally ranged from (as a percent of the loan amount)

o    Wholesale 0.75 %- 1.25%
o    Retail 1.00%- 2.50%
o    Retail AFA 3.00%-5.00%.



Operating Expenses

Operating expenses increased from $1,974,000 during the year ended December 31, 2000 to $8,548,000 during the year ended December 31, 2001


Personnel and related expense

Personnel expense increased to $5,292,000 for the year ending December 31, 2001 from $1,209,000 for the same period in 2000, or an increase of $4,083,000. Of this increase $1,955,000 related to new employees of the mortgage banking business, including $309,000 for a net branch location in Austin Texas which was closed in October 2001. RT began operations in 2001 and contributed to $133,000 of the increased personnel costs. The transition to the AFA business required significant additions of TRES personnel that contributed to $275,000 of an increase. Sales personnel added in 2001 for the AFA business contributed to a $384,000 increase in the Dallas area and $116,000 increase in other markets. Personnel expense in the note acquisition business, which was discontinued by the Company, contributed to a $220,000 increase.

In addition due the increase in growth of the Company, additional management was added in 2001 contributing to an increase from 2000 levels of $593,000. The remaining increases were related to additional benefits and health insurance expense due to the growth of the Company. The Company has grown from 24 employees at December 31, 2000 to 96 employees at December 31, 2001.

General and administrative expense

General and administrative expense increased to $1,993,000 for the year ended December 31, 2001 from $667,000 for the year ended December 31, 2000, an increase of $1,326,000. Of this increase $625,000 of the 2001 increase resulted from the addition of in the mortgage banking business and $38,000 with the 2001 addition of RT.

Professional and legal expenses increased from $304,000 during 2000 to $534,000 during 2001. Of this increase $185,000 related to an increase in legal fees associated with the Cardiac merger and increased costs involved with being a public reporting company. Accounting and auditing costs also increased $45,000 as a result of the Merger and costs involved with being a public reporting company.

Occupancy costs increased from $47,000 in 2000 to $250,000 in 2001. During September 2001, as a result of operational growth, the Company relocated its entire Dallas operations. Of the increase, $128,000 is related to direct costs associated with this move. The additional increase related to relocation of the Mortgage business in February 2001 as well as the Company not incurring any rent expense during the first six months of 2000. Occupancy expense for the year 2002 will increase substantially due to the new space occupied by the Company in September 2001.

Telephone expense increased from $13,000 in 2000 to $102,000 during 2001. The increase in costs reflects the Company's growth and also increased long-distance costs associated with the corporate relocation and the increase in AFA business. In addition, in the latter half of 2001 the Company implemented a "direct-connect" phone environment throughout its production, production support and management. The monthly incremental costs of using the "direct-connect" phones are approximately $10,000 per month.

Office supplies increased associated with the growth and relocation of the company by $61,000 from $17,000 in 2000 to $78,000 in 2001. All of the Company's business lines are very paper intensive and a significant portion of the expense relates to paper and toner for the Company's leased copiers.

Insurance increased from $66,000 to $90,000, primarily as a result of the Directors and Officers Insurance policy obtained subsequent to the Merger. This policy is currently $5,500 per month.

Travel and entertainment expense increase from $46,000 during 2000 to $161,000 in 2001. The increase largely relates to the opening of the Houston and San Antonio markets and the travel involved in maintaining those operations.


Advertising

Advertising expense increased from $59,000 for the year ended December 31, 2000 to $857,000 for the year ended December 31, 2001. The AFA Program which began May 2001, is based upon obtaining customers using direct marketing methods, primarily outbound direct mail. The mail sent out on a daily basis approximately 15,000 to 20,000 pieces per day during the last quarter of 2001. Including printing and cost of postage and envelopes this equals $0.29 per piece or $4,350 to $5,800 per day. During 2000 and prior to the AFA Program, advertising was limited to a few newspaper and press advertisements.

Depreciation

Depreciation increased from $39,000 for the year ended December 31, 2000 to $236,000 for the year ended December 31, 2001 due to the addition of property and equipment associated with the new mortgage and title businesses as well as increased technology costs associated with the relocation of the Company in September 2001.

Interest

Net interest expense of $521,000 during the year ended December 31, 2001, increased by $415,000 from the net interest expense of $106,000 during the year ended December 31, 2000. Interest expense on subordinated debt obtained September 30, 2000 and June 30, 2000 led to $279,000 of this increase, combined with the decrease in interest income from mortgage loans held in 2000 from the Real Estate Business of $136,000 as the Company began the AFA business

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

In October 2001, the FASB also approved Statements of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS 143 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. At this time, the Company does not believe the adoption will have a material effect on its financial position, results of operations, or cash flows.

Liquidity and Capital Resources

During the year ended December 31, 2001, the Company sold preferred stock for proceeds of $1,636,500, which funded $546,000 in equipment purchases and other investing activities and offset cash used in operating activities of $1,186,000. Cash used in operating activities was primarily the result of the $3,177,000 operating loss, offset by the recovery of operating cash tied up in real estate and contracts for deed associated with the previous Real Estate Business. Cash and cash equivalents decreased $96,000 for the year ended December 31, 2001 and was approximately $404,000, at December 31, 2001.

As a result of the reverse merger involving Cardiac, Nineteenth and RHI, the Company incurred significant expenditures associated with completing the merger. Additionally, substantial legal and professional fees were expended in connection with the unsuccessful attempt to list the Company's common stock on various regional stock exchanges.

During this period, the Company also changed its focus in the real estate business to the AFA business, which has less capital and financial requirements than its previous business strategy of purchasing and reselling single family homes. As a result of the anticipated growth in the AFA business, significant resources were expended during the latter half of 2001 and losses during the year increased significantly over 2000.

As a result of these losses, the Company underwent a restructuring in January 2002 and eliminated approximately 25% of its employees. In addition, subsequent to year end, the Company has revised its marketing strategy resulting in a reduction of over 40% of the average amounts spent for advertising in the fourth quarter of 2001, while not severely effecting customer flow.

At December 31, 2001, the Company had unrestricted cash balances of approximately $404,000 which, combined with the restructuring in 2002 and the current business operations, management believes will be adequate to fund operations, for the year ended December 31, 2002.

                       RENAISSANCE ACCEPTANCE GROUP, INC.


ITEM 7. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT





The Board of Directors
Renaissance Acceptance Group, Inc.
Dallas, Texas


We have audited the accompanying consolidated balance sheet of Renaissance Acceptance Group, Inc. (the "Company") as of December 31, 2001, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



HEIN + ASSOCIATES LLP
Dallas, Texas

March 22, 2002

                       RENAISSANCE ACCEPTANCE GROUP, INC.



                                           CONSOLIDATED BALANCE SHEET

                                                December 31, 2001

     ASSETS
     ------
     Cash and cash equivalents-unrestricted                                                              $       404,496
     Cash and cash equivalents-restricted                                                                        192,145
     Accounts receivable and prepaid expenses                                                                    671,090
     Loans held for sale                                                                                      12,743,053
     Loans held for investment, net of reserves of $104,367                                                      466,667
     Real estate held for sale                                                                                   338,057
     Property and equipment, net of accumulated depreciation of $293,726                                         478,309
     Other assets                                                                                                 61,602
                                                                                                         ---------------
     Total assets                                                                                        $    15,355,419
                                                                                                         ===============

     LIABILITIES AND SHAREHOLDERS' DEFICIT

     Warehouse lines of credit                                                                           $    12,614,968
     Accounts payable and accrued liabilities                                                                  1,170,482
     Subordinate debt, net of discount                                                                         3,476,852
                                                                                                         ---------------
     Total liabilities                                                                                        17,262,302
                                                                                                         ---------------

     Commitments and contingencies (Note 10)

     Shareholders' deficit:
     Preferred stock, 5,000,000 shares authorized, par value of $0.001:
     Series A: 5,000 shares authorized; redeemable, 8% cumulative, convertible;
     2,157.5 shares issued and outstanding                                                                     2,157,500
     Common stock, 95,000,000 shares authorized,  par value of $0.001,  5,000,000 shares issued and
     outstanding                                                                                                   5,000
     Additional paid-in capital                                                                                  417,085
     Accumulated deficit                                                                                      (4,486,468)
                                                                                                         ----------------
     Total shareholders' deficit                                                                              (1,906,883)
                                                                                                         ----------------
     Total liabilities and shareholders' deficit                                                         $    15,355,419
                                                                                                         ===============




        See accompanying notes to these consolidated financial statements

                       RENAISSANCE ACCEPTANCE GROUP, INC.




                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             FOR THE YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                                 ----------------------------------------
                                                                                         2001                    2000
                                                                                 ----------------        ----------------
     NET REVENUES:
     Sales of residential real estate                                                $ 4,925,671             $ 4,343,685
     Cost of residential real estate sold                                             (4,324,802)             (3,679,398)
     Gain on sales of loans                                                            3,065,484                  -
     AFA education and services fees                                                   1,418,877                  -
     Real estate commission                                                              554,950                  -
     Title company fees and net premiums                                                 230,743                  -
     Other income                                                                         20,790                 106,811
                                                                                     -----------             -----------
     Total net revenues                                                                5,891,713                 771,098

     OPERATING EXPENSES:
     Personnel and related expense                                                     5,292,361               1,209,186
     General and administrative                                                        1,992,706                 666,521
     Advertising expense                                                                 857,105                  59,445
     Acquisition expense                                                                 170,000                  -
     Depreciation and amortization                                                       236,098                  39,006
                                                                                     -----------             -----------
     Total operating expenses                                                          8,548,270               1,974,158
                                                                                     -----------             -----------

     Loss from operations                                                             (2,656,557)             (1,203,060)
                                                                                     ------------            ------------

     OTHER EXPENSE:
     Interest expense, net of interest income                                           (520,865)               (105,986)
                                                                                     ------------            ------------

     Net loss                                                                        $ (3,177,422)           $ (1,309,046)
                                                                                     ============            ============


     Basic and diluted loss per share                                                       $(.66)                  $(.40)
     Basic and diluted weighted average shares outstanding                              4,828,000               3,294,000



       See accompanying notes to these consolidated financial statements

                       RENAISSANCE ACCEPTANCE GROUP, INC.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                FOR THE YEARS ENDED
                                                                                                    DECEMBER 31,
                                                                                     ----------------- --- ----------------
                                                                                             2001                  2000
                                                                                     -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $ (3,177,422)        $ (1,309,046)
     Adjustments  to  reconcile  net  loss  to net  cash  used  in  operating activities:
     Depreciation expense                                                                     236,098               39,006
     Provision for loss on loans held for investment                                           32,469                    -
     Disposal of assets in corporate relocation                                                71,415                    -
     Amortization of debt discount                                                              7,407                2,777
     Common stock issued for compensation                                                       9,472                    -
     Preferred stock issued for compensation                                                   21,000                    -
     Net changes in assets and liabilities:
           Accounts receivable, prepaid expenses and other assets                            (589,566)             (91,002)
           Loans held for sale and warehouse lines payable, net                               425,610              649,406
          Contracts for deed held for sale                                                    246,149           (1,257,156)
          Real estate held for sale                                                         1,036,632           (1,374,689)
          Accounts payable and accrued liabilities                                            645,637              388,599
          Deferred gain                                                                      (150,498)             150,498
                                                                                        -------------         ------------
     Net cash used in operating activities                                                 (1,185,597)          (2,801,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in restricted cash                                                             (132,145)                   -
     Purchase of property and equipment                                                      (431,920)            (361,218)
     Cash paid for ULP acquisition net of cash acquired                                       (50,000)            (208,505)
     Loans held for investment                                                                 67,624             (500,249)
                                                                                        -------------         ------------
     Net cash used in investing activities                                                   (546,441)          (1,069,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from subordinated debt                                                                -            4,400,000
     Issuance of preferred shares                                                           1,636,500              500,000
     Redemption of preferred shares                                                                 -             (500,000)
     Preferred dividends                                                                            -              (28,387)
                                                                                        -------------         ------------
     Net cash provided by financing activities                                              1,636,500            4,371,613

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       (95,538)             500,034

CASH AND CASH EQUIVALENTS, beginning of period                                                500,034                    -
                                                                                        -------------         ------------

CASH AND CASH EQUIVALENTS, end of period                                                $     404,496         $    500,034
                                                                                        =============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid, including warehouse lines of credit                                      $   1,592,308         $    187,959
Conversion of subordinated debt to preferred stock                                      $     500,000
Common Stock issued in reverse merger acquisition                                       $         295
Warehouse line settled for contracts for deed and mortgage loans                        $   1,100,000
Common Stock issued for debt conversion                                                                       $    400,000
Common Stock issued in connection with subordinated debt issuance                                             $     33,333
Warrants issued in connection with an acquisition                                                             $      6,667


       See accompanying notes to these consolidated financial statements


                                                     RENAISSANCE ACCEPTANCE GROUP, INC.
                                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                        FOR THE PERIOD FROM JANUARY 1, 2000 THROUGH DECEMBER 31, 2001




                                         PREFERRED STOCK               COMMON STOCK       ADDITIONAL                       TOTAL
                                     ------------------------     ---------------------     PAID-IN    ACCUMULATED     SHAREHOLDERS'
                                      SHARES          AMOUNT        SHARES       AMOUNT     CAPITAL       DEFICIT         DEFICIT
                                     --------      ----------     ---------     -------    --------    ------------    -------------
Balance at January 1, 2000                  -      $        -     1,830,000     $1,830     $   (830)   $         -     $     1,000

Issuance of preferred shares           50,000             500             -          -      499,500              -         500,000

Preferred dividends                         -               -             -          -      (28,387)             -         (28,387)

Redemption of preferred shares        (50,000)           (500)            -          -     (499,500)             -        (500,000)

Conversion of debt to common stock          -               -     2,745,000      2,745      397,255              -         400,000

Issuance of common stock by                 -               -             -          -       33,333              -          33,333
shareholder in connection with
subordinated debt

Warrants issued in connection with          -               -             -          -        6,667              -           6,667
acquisition

Net loss                                    -               -             -          -            -     (1,309,046)     (1,309,046)
                                     --------      ----------     ---------     ------     --------    -----------     -----------

Balance at December 31, 2000                -               -     4,575,000     $4,575     $408,038    $(1,309,046)    $  (896,433)

Issuance of preferred shares         2,136.50      $2,136,500             -          -            -              -       2,136,500
for cash

Issuance of preferred shares            21.00          21,000             -          -            -              -          21,000
for services

Issuance of common stock to                 -               -       130,000        130        9,342              -           9,472
employees

Cardiac Merger                              -               -       295,000        295         (295)             -               -

Net loss                                    -               -             -          -            -     (3,177,422)     (3,177,422)
                                     --------      ----------     ---------     ------     --------    -----------     -----------

Balance at December 31, 2001         2,157.50      $2,157,500     5,000,000     $5,000     $417,085    $(4,486,468)    $(1,906,883)
                                     ========      ==========     =========     ======     ========    ===========     ===========


       See accompanying notes to these consolidated financial statements

                       RENAISSANCE ACCEPTANCE GROUP, INC.
                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

     Organization and Principles of Consolidation
     --------------------------------------------
     Renaissance Acceptance Group, Inc. (the "Company") operates in the real estate and mortgage banking industries through its subsidiaries, Remodelers Holdings, Inc. ("RHI"), Remodelers Acceptance Corporation ("RAC"), United Lending Partners, Ltd. ("ULP"), Texas Real Estate Systems, LLC and Renaissance Title LLC ("RT"). RAC was incorporated in Nevada in October 1998 and began operations in the real estate business in the first quarter of 2000. RAC acquired a 99% limited partnership ownership interest in ULP; a Texas limited partnership engaged in the mortgage business, in December 2000.

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

     Pursuant to an Agreement and Plan of Merger, dated as of July 2, 2001, by and among Cardiac Control Systems, Inc., RHI, Nineteenth Acquisition Sub, Inc. and Kersey, Scillia, Forster and Brooks, Inc. (the "Agreement"), approximately 94.6 percent of the Company's common stock shares were issued to the stockholders of RHI in connection with the reverse merger of Nineteenth Acquisition Sub, Inc. ("Nineteenth"), a wholly-owned subsidiary of the registrant created to effect the merger, with and into RHI (the "Merger").

     In accordance with the terms of the Merger, $170,000 in cash was paid by RHI and 250,000 shares of the registrant's common stock were issued to the liquidating trust and to certain of its creditors and stockholders. In addition, 20,000 shares of the registrant's common stock were issued to the liquidating trust to be sold and applied to RHI's administrative costs and fees related to the Merger. The remaining 4,730,000 initial shares of the Company's common stock were issued to the holders of common stock of RHI on a pro rata basis according to their ownership of the common stock of RHI. All share and per share information has been revised to reflect the exchange ratio in the reverse merger on a retroactive basis.

     Following the Plan confirmation and Merger, the Company became a holding company and RHI became its wholly owned subsidiary. The Company is authorized to issue 95,000,000 shares of its common stock, par value $0.001 per share, of which 5,000,000 shares are outstanding. Additionally, the Company is authorized to issue 5,000,000 shares of its preferred stock, par value $0.001 per share, of which 2,157.5 shares of Series A Convertible Preferred Stock are outstanding. The former stockholders of RHI currently own 4,730,000 shares of the Company's outstanding common stock (approximately 94.6 percent) and all of the Company's outstanding preferred stock.

     Beginning in May 2001, the Company, through RAC, operates in the real estate business as Assistance for America ("AFA"). AFA is designed primarily to help renters become homeowners by facilitating financing and down payment assistance. AFA earns fees associated with their customer's purchase of a home. Prior to the AFA program, the Company bought and sold single-family real estate. AFA was created as a solution to the increasing capital needs associated with the purchase of real estate.

     The Company operates in the mortgage banking business through its subsidiary ULP. ULP originates loans from various sources and then sells these loans to third party institutional investors utilizing conforming, non-conforming, and U.S. government agency lending programs.



     For financial reporting purposes, the ULP acquisition is considered to have occurred on December 31, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation.


     Cash Equivalents
     ----------------

     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company is the custodian of cash deposited by customers

                       RENAISSANCE ACCEPTANCE GROUP, INC.
                   Notes to Consolidated Financial Statements



     with specific instructions as to its disbursement from active escrow and trust accounts. The balances in these accounts have been included in restricted cash.

     Loans Held for Sale
     -------------------
     Loans held for sale are carried at the lower of cost or market value determined on the aggregate basis. Gains and losses on the sale of loans are recognized at settlement date. Loan origination related points and fees are deferred and recognized at time of loan sale.

     Loans Held for Investment
     -------------------------
     Loans held for investment consists of second mortgages, consumer loans and other notes receivable that are held for investment purposes. Interest income on such loans is recognized on the accrual basis.

     Real Estate Held for Sale
     -------------------------
     Real estate held for sale consists of residences that are carried at cost, which is less than fair value as measured in accordance with Statement of Financial Accounting Standard ("SFAS") 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     Property and Equipment
     ----------------------
     Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is provided for primarily utilizing the straight-line method over the estimated useful lives of the assets, which ranges from two to seven years. Gains and losses resulting from sales and dispositions are included in current operations. Maintenance and repairs are charged to operations as incurred.

     Sales of Real Estate Revenue Recognition
     ----------------------------------------
     Gains on sales of real estate are recognized when all conditions precedent to closing have been fulfilled and title has passed to the buyer. Real estate sales that do not meet the sales criteria of SFAS 66, Accounting for Sales of Real Estate, are accounted for under the installment method, whereby gains are deferred and recognized proportionately as principal payments are received.

     Income Taxes
     ------------
     Income taxes are accounted for under the liability method, which requires recognition of deferred tax assets and liabilities to reflect the future tax consequences attributable to: a) timing differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis, and b) operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which timing differences are expected to be recovered or settled.

     Advertising
     -----------
     Advertising costs are expensed as incurred including the costs of direct response mailings. Total advertising expense was $857,105 in 2001 and $59,445 in 2000.

     Use of Estimates
     ----------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Earnings per Share
     ------------------
     Basic loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes all potentially dilutive common shares into consideration, excluding the preferred shares because they have a ratcheting share conversion. For the year ended December 31, 2001, the Company's potential dilutive common shares totaling 48,037, are not included in the dilutive calculation of loss per share as the effect would be antidilutive.

     Recently Issued Accounting Standards
     ------------------------------------
     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30,

                       RENAISSANCE ACCEPTANCE GROUP, INC.
                   Notes to Consolidated Financial Statements




     2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.


     In October 2001, the FASB also approved Statements of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS 143 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company does not believe the adoption will have a material effect on its financial position, results of operations, or cash flows.


     Reclassifications
     -----------------

     Certain amounts have been reclassified to conform to the current period presentation

2.   LIQUIDITY
--------------
     As a result of the reverse merger involving Cardiac, Nineteenth and RHI, the Company incurred significant expenditures associated with completing the merger. Additionally, substantial legal and professional fees were expended in connection with the unsuccessful attempt to list the Company's common stock on various regional stock exchanges.

     During this period, the Company also changed its focus in the real estate business to the AFA business, which has less capital and financial requirements than its previous business strategy of purchasing and reselling single family homes. As a result of the anticipated growth in the AFA business, significant resources were expended during the latter half of 2001 and losses during the year increased significantly over 2000.

     As a result of these losses, the Company underwent a restructuring in January 2002 and eliminated approximately 25% of its workforce. In addition subsequent to year end, the Company has revised its marketing strategy which has resulted in a reduction of over 40% of the average amounts spent for advertising in the fourth quarter 2001, while not severely affecting customer flow.

     At December 31, 2001, the Company had unrestricted cash balances of approximately $404,000 which, combined with the restructure in 2002 and the current business operations, management believes will be adequate to fund operations for the year ended December 31, 2002.


3.   UNITED LENDING ACQUISITION
-------------------------------
     On December 27,  2000,  the Company,  through a current  subsidiary  of RHI acquired all limited and general partnership interests of ULP in a transaction accounted for under the purchase method of accounting. Consideration consisted of $424,768 in cash, less a $100,000 holdback, warrants to purchase one percent (1%) of the common stock of RAC, and fifty percent (50%) of the net profits subsequently derived from the mortgage

                       RENAISSANCE ACCEPTANCE GROUP, INC.
                   Notes to Consolidated Financial Statements




     loan   pipeline   existing  on  the  closing  date.   Total   consideration
     approximated net book value as of the closing date.

     Immediately following the acquisition, an entity owned by affiliates of the Company's shareholders acquired the one percent (1%) general partnership interest of United Lending from the Company. Consideration was one percent (1%) of the total ULP consideration estimated to be paid by the Company. RHI retains the ninety-nine percent (99%) limited partnership interest.

     The following unaudited pro forma information for ULP is presented as if the acquisition had taken place on January 1, 2000:


                                                            Company               ULP                  Total
                                                     ------------------    ----------------     ----------------
       Total revenues                                       $4,343,685          $1,353,642           $5,697,327
       Net loss                                           $(1,309,046)           $(34,831)         $(1,343,877)
       Total assets at December 31, 2000                    $4,500,000         $14,245,000          $18,745,000



4.   PROPERTY AND EQUIPMENT, NET
--------------------------------

     Property and equipment consists of the following at December 31, 2001:



            Office furniture and equipment                            $ 648,635
            Vehicles                                                    123,400

            Less: accumulated depreciation                             (293,726)
                                                                      ----------
                                                                      $ 478,309
                                                                      ==========

     Depreciation expense of $236,098 and $39,006 was recognized for the years ended December 31, 2001 and December 31, 2000, respectively.


5.   WAREHOUSE LINES OF CREDIT
------------------------------

     As of December 31, 2001, outstanding warehouse lines and notes payable were as follows:


                Regions Bank                                       $  3,875,992
                First Savings Bank, FSB                               8,026,875
                Monitex Financial Services                              712,101
                                                                   ------------
                                                                   $ 12,614,968
                                                                   ============

     ULP has an $8,000,000 revolving warehouse facility with Regions Bank ("Regions"), whereby loans are financed for a maximum of 60 days with pre-approved investor take-out commitments. Amounts are advanced under the facility at 100% of the "net loan value" (as defined) which approximates the related loan amount. Borrowings bear interest at LIBOR plus 2.75%, (4.63% at December 31, 2001) and are collateralized by the related loans. Certain members of management guarantee the facility.

     The Regions facility contains debt covenants that require the ULP to maintain a ratio of current assets to current liabilities of not less than
     1.05 to 1, a ratio of total liabilities to tangible net worth of no greater than 10 to 1 and tangible net worth of at least $250,000. At December 31, 2001, ULP was in compliance with these covenants.

     ULP also has a $10,000,000 revolving warehouse facility with First Savings Bank, FSB ("First Savings") whereby loans are financed for a maximum of sixty days with pre-approved investor take-out commitments. Financing is at 99% of the lesser of the note amount or the related commitment take-out price. Borrowings bear

                       RENAISSANCE ACCEPTANCE GROUP, INC.
                   Notes to Consolidated Financial Statements



     interest at Prime plus one  percent (5.75% at  December  31,  2001) and are
     collateralized  by  the  related  loans.   Certain  members  of  management
     guarantee the facility.

     ULP also has a revolving warehouse facility with Monitex Financial Service ("Monitex") whereby loans are financed for a maximum of 60 days with pre-approved investor take-out commitments. Financing is at 99% of the note amount and is collateralized by the related notes. Monitex is guaranteed a rate of 10.5% per annum.

6.   SUBORDINATED DEBT
----------------------

     Subordinated debt at December 31, 2001 consists of the following:



          10%  Senior  Subordinated  Debt  with a  trust.  Interest  is  payable quarterly and principal is due at maturity on September 30, 2003. This debt is collateralized by a blanket security interest in substantially all  of  the  Company's  assets  but  is  subordinate  to  the  credit facilities  described in Note 5 above.  The carrying  amount is net of unamortized  issuance  discounts of $23,148.  On December 11, 2001 the debt was amended to require  monthly  principal payments of 50% of the
          Company's unrestricted cash in excess of $500,000.                            $  1,726,852

          15% Junior  Subordinated  Debt  payable to a trust  affiliated  with a significant  Company  shareholder.  Interest  payments are due monthly with  principal  due at maturity on September  30, 2003.  This note is collateralized  by  real  estate  and  consumer  obligations,  and  is subordinate to the Senior Subordinated Debt and to the warehouse lines described in Note 5. This Junior Subordinated Debt ranks pari passu to
          the Preferred Stock (Note 8).                                                    1,750,000
                                                                                        ------------
                                                                                        $  3,476,852
                                                                                        ============




     In connection with the April 28, 2001 Private Placement of Series A Convertible Preferred Stock, each of the above debt holders converted $250,000 of their respective debt, to the Company's Preferred Stock.


7.   INCOME TAXES
-----------------

     There was no provision for income taxes for the year ended December 31, 2001 due to the net loss incurred for the year. The Company had no material deferred tax liabilities at December 31, 2001. The Company had deferred tax assets at December 31, 2001 as follows:


      Deferred tax asset resulting from net operating loss         $ 1,647,000
      Other                                                             60,000
      Valuation allowance                                           (1,707,000)
                                                                   ------------
                                                                   $         -
                                                                   ============
              Change in valuation allowance                        $(1,267,000)
                                                                   ============

     At December 31, 2001 the Company's net operating loss carryforward for federal income tax purposes was approximately $4,100,000, which will begin expiring (if unused) in 2020.

8.   SHAREHOLDERS' EQUITY
-------------------------

     Pursuant to a private placement memorandum dated April 28, 2001, RHI issued 2,136.5 shares of its non-voting, cumulative Series A Convertible Preferred Stock, par value $0.01 per share, (RHI Preferred) at a purchase price of $1,000 per share. At that time, RHI also issued 21.0 shares for services valued at $21,000. At the time of the Merger (Note 1), the Company exchanged its newly issued shares of its non-voting, cumulative Series A Convertible Preferred Stock, for all of the outstanding shares of the RHI Preferred. The

                       RENAISSANCE ACCEPTANCE GROUP, INC.
                   Notes to Consolidated Financial Statements



     Series A Convertible Preferred Stock issued by the Company has rights, privileges and preferences comparable to the RHI Preferred. Summaries of significant terms are:

     o Cumulative dividends accruing at 8% for the first three years, increasing thereafter - dividends not payable upon conversion,
     o    Conversion features beginning in August 2002,
     o    Certain registration rights,
     o    Minimum redemption values, and
     o    Liquidation  rights pari passu with the Junior  Subordinate debt (Note
          6).


     As part of the United Lending acquisition purchase price described in Note 3, the Company issued warrants to purchase approximately 48,000 shares of its common stock at an exercise price of $1.63 per share. The warrants are currently exercisable and expire on December 27, 2005.


9.   RELATED PARTY TRANSACTIONS
-------------------------------

     During the year ended December 31, 2001, the Company and its subsidiaries borrowed money from certain of the Company's directors, significant shareholders their affiliates as described below. It should be noted that the transactions shown below, which are prior to July
     2, 2001, relate to RHI and its subsidiaries, which at that time was not a public reporting company.

     o In December 2001 the Company borrowed $33,000 from an entity owned by and or affiliated with significant shareholders. This loan which is due on demand, bears interest at 12% per annum is currently outstanding.
     o In March 2001, the Company borrowed $100,000 from a significant shareholder bearing interest at the rate of 15%. This loan was paid off in May 2001. In addition the shareholder made a $82,386 loan to the Company in December 2001, which is currently outstanding. This loan bears interest at 15% and is due on demand.
     o In February and March 2001, the Company borrowed and aggregate of $190,000 from a significant shareholder bearing interest at the rates of 12%-15%. These loans were paid off in March and May 2001. In addition this shareholder made a $80,000 loan to the Company in November 2001, bearing interest at 15%. This loan was paid off in January 2002.
     o In May 2001, the Company paid off an existing $1,100,000 note payable by exchanging certain contracts for deed owned by the Company. The Noteholder is affiliated with a significant Company shareholder.
     o As stated in Note 6, the trust owning the Junior Subordinated Debt converted $250,000 of its debt to the Series A Convertible Preferred Stock. In addition to this conversion, certain directors purchased approximately $423,000 of the Series A Convertible Preferred Stock.


10.  COMMITMENTS AND CONTINGENCIES
----------------------------------

     The Company has several operating leases for office space and equipment that call for basic rental payments approximating $44,000. Rent expense of $168,186 was recognized for the year ended December 31, 2001.

     Minimum future lease payments, by year, at December 31, 2001 were as follows:


                   Year                                    Amount
              ----------------                        ---------------
                   2002                                   $484,949
                   2003                                    274,727
                   2004                                     18,531
                                                          --------
                                                          $778,207
                                                          ========

                        RENAISSANCE ACCEPTANCE GROUP, INC.
                   Notes to Consolidated Financial Statements



     The Company began subleasing certain office space during May 2001 and received sublease rental income of $54,696 through year-end. The terms of the sublease are identical to the original lease. Total future minimum rentals of $166,779 are to be received under the sublease through the lease expiration in March 2004.

     The Company and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their business.
     Although it is difficult to predict the ultimate outcome of these proceedings, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

11.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS
------------------------------------------------------

     The Company and specifically ULP does not have a significant concentration of mortgage loans outstanding at December 31, 2001 to any one borrower; however, eighty-five percent (85%) of the amount of loans held for sale are pledged to be sold to three investors. The mortgage loans outstanding are collateralized by real estate that has been appraised to have a fair market value equal to or exceeding the related mortgage loan. ULP primarily originates mortgage loans in the state of Texas.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS
----------------------------------------

     The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, consisting of cash and equivalents, mortgage loans held for sale, accounts and notes payable, as measured on December 31, 2001 approximate carrying value due to the short-term nature of these instruments. The Company is unable to estimate the fair value of its subordinated debt due to the lack of a market for comparable instruments.


13.  BUSINESS SEGMENT INFORMATION
---------------------------------

     The Company  operates in two segments:  real estate  (including Title Agent operations) and mortgage banking. Segment operations are measured consistent with the accounting policies used in these consolidated financial statements. The following provides information on the Company's segments for 2001:



                                                            Real                  Mortgage
                                                           Estate                  Banking                Total
                                                 -----------------------    -----------------    -------------------
          Revenues from external customers              $ 7,151,031           $  3,065,484            $10,216,515

          Gross profit                                  $ 2,826,229           $  3,065,484            $ 5,891,713

          Income (loss) from operations                 $(3,438,461)          $    261,039            $(3,177,422)

          Identifiable assets                           $   943,000           $ 14,412,000            $15,355,000


     Included in the real estate segment above is the business that originated in May 2001 under the name "Assistance for America," as well as the real estate business the Company was operating in 2000 and the first quarter of 2001. The 2001 revenues from the prior real estate business are $4,925,671, the gross profit is $600,869 and the identifiable assets are $461,457. The income from operations is not distinguishable between the two businesses.

                        RENAISSANCE ACCEPTANCE GROUP, INC.
                   Notes to Consolidated Financial Statements



     In 2000, the Company also operated in two segments. The following provides information on the Company's segments for 2000:




                                                            Real                  Mortgage
                                                           Estate                  Banking                Total
                                                 -----------------------    -----------------    -------------------
          Revenues from external customers              $ 4,344,000              $         0           $  4,344,000
          Gross profit                                  $   771,000              $         0           $    771,000
          Loss from operations                          $(1,203,000)             $         0           $ (1,203,000)
          Identifiable assets                           $ 4,500,000              $14,245,000           $ 18,745,000



14.  GAIN ON SALE OF LOANS
--------------------------

     Sales of loans during the year ended December 31, 2001 were as follows:

           Sales proceeds and fees earned         $ 186,977,832
           Cost of sales                           (183,912,348)
                                                  -------------
                                                  $   3,065,484
                                                  =============


                             ***********************

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Part III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Executive Officers and Directors of the Company are as follows:



Name                                                        Age                                  Position
---------------------------------------- -------------------------------------- --------------------------------------
Daniel T. Phillips                                           52                 Chairman of the Board of Directors
Steven N. Begleiter                                          41                 Director
Joshua J. Daniel                                             33                 Executive Vice President, Director
Paul W. Fagan                                                37                 Chief  Executive  Officer,  President
                                                                                and Director
Robert A. Kramer                                             41                 Director
Daniel J. Jessee                                             49                 Director
James H. Wolfe                                               48                 Director
Fredrick J. Johansen                                         53                 Executive Vice President





Mr. Phillips was previously Chairman of the Board of Directors of Remodelers Holdings, Inc., where he served since its inception. He also has served as a consultant to RAC since January 2000. Mr. Phillips currently serves as the Chairman of the Board of FirstPlus Financial Group, Inc. ("FP") since 1996 and since 1994, has been the Chief Executive Officer of FP, which prior to 1998 became a multinational finance company with over $2 billion in market capitalization and over 7,000 employees. During this time, Mr. Phillips also was Chairman of the Board and Chief Executive Officer of First Plus Financial Inc. ("FP Inc."), the wholly owned operating subsidiary of FP. In March of 1999, FP Inc. filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code.

Mr. Begleiter is a Senior Managing Director at Bear Stearns & Co. Mr. Begleiter joined Bear Stearns in 1984 and has spent 15 years as an investment banker in the Financial Institutions Group. In September 1999, Mr. Begleiter became head of the Corporate Strategy Group, where he is involved in the firm's acquisition activities, developing and enhancing new and existing business, and overall strategy. Mr. Begleiter is a member of the President's Advisory council at Bear Stearns.

Mr. Daniel served as Director and Executive Vice President of Remodelers Holdings, Inc. since its inception. Prior to joining RAC in January 2000, Mr.
Daniel owned and operated Interstate Group, Inc., which operated in the real estate business from January 1996 to January 2000.

Mr. Fagan previously served as director, Chief Executive Officer and President of Remodelers Holdings, Inc. since inception. From September 1999 to December 1999, Mr. Fagan served as Managing Director of Business Development at Centex Corporation. From March 1997 to January 2000, Mr. Fagan was employed with FP Inc. as Senior Vice President of Mergers and Acquisitions. From June 1986 to March 1997, Mr. Fagan worked in the financial services industry group for Ernst & Young LLP.

Mr. Kramer has been Managing Director Financial Services Investment Banking with Jefferies & Co., Inc. since May 2000. Previously, Mr. Kramer was with Bear Stearns, where he started in 1983. During his seventeen years at Bear Stearns, Mr. Kramer focused exclusively on the financial services sector. In 1993, Mr. Kramer became the manager of the Financial Institutions Group's Merger and Acquisition Advisory Group. This group focused on non-bank financial companies with a specialty in mortgage banking.

Mr. Jessee is a senior principal in the private equity capital management firm of Stonehenge Financial Holdings Inc. Stonehenge manages approximately $ 1 billion of private investments for the company's own account and for other institutional investors. Prior to joining Stonehenge, Mr. Jessee was Vice Chairman of Banc One Capital Holdings Corporation where he managed the activities of its corporate investment banking, direct investment and structured finance businesses. Previously, Mr. Jessee held senior level investment banking positions at Meuse, Rinker, Chapman, Endres & Brooks and Rotan Mosle, Inc.

Mr. Wolfe is a founding partner of SKM Mezzanine Partners and a member of its management committee. Along with other SKM partners, Mr. Wolfe is responsible for identifying investment opportunities, structuring and negotiating transaction terms, coordination due diligence and working with portfolio company management teams. Prior to forming SKM Mezzanine Partners, Mr. Wolfe was a Managing Director of Banc One Capital Partners.

Mr. Johansen served as Senior Vice President for First of America Bank in Kalamazoo, Michigan from 1992 to 1995 and then accepted a position with BankAtlantic in Clearwater, Florida from 1995 to 1999 and was responsible for secondary marketing, venture capital and agency compliance. In 2000, Mr. Johansen was an Executive Sales Vice President for Active International in Pearl River, New York, presenting and establishing asset recovery programs to Fortune 500 companies. Starting in November of 2001, Mr. Johansen accepted his current position of President of ULP and later succeeded Ms. Pfeiffer as CEO of ULP upon her resignation in January 2001.



ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation paid during fiscal year 2001 to our Chief Executive Officer and all other Executive Officers.



     Name and principal position   Year         Annual             Other Annual       Restricted        All other
                                                Salary             Compensation      stock award       compensation
                                                 ($)                    ($)              ($)                  ($)
     ----------------------------- -------- --------------- ----------------------- --------------- -------------------
     Daniel T. Phillips,           2001        177,500                145,900
     Chairman of the Board of      2000        157,500                120,000
     Directors

     Paul W. Fagan, CEO,           2001        235,600
     President and Director        2000        195,500

     Joshua J. Daniel, Executive   2001        235,600
     Vice President, Director      2000        142,850

     Nancy J. Pfeiffer,            2001        175,454                                     3,650
     Executive Vice President(2)

     Fredrick J. Johansen,         2001       20,792(1)
     Executive Vice President





     There were no securities underlying options or Stock Appreciation Rights issued, nor were there annual bonuses or long-term incentive plan payouts during 2001 and 2000.


     (1) Mr. Johansen joined the Company in November 2001, at an annual salary of $180,000 per year.

     (2) Subsequent to year-end, Ms. Pfeiffer, former President and CEO of United Lending Partners resigned from the Company. She became an Executive Officer of the Company in connection with the ULP acquisition in December 2000.




Employment Contracts

The following people have employment contracts with the Company.

Mr. Phillips, Chairman, has an employment contract with the Company. The contract terminates June 1, 2004 and provides for:

     o    a monthly base salary of $30,000,

     o the Company to pay certain costs such as health insurance costs and the preparation of personal income tax returns, and

     o termination benefits, in the event termination of employment is without due cause; equal to the aggregate salary that was earned by Mr. Phillips in the 18 months preceding the termination date.

Mr. Fagan has an employment contract with the Company. The contract terminates June 1, 2004 and provides for:

     o    a monthly base salary of $20,000,

     o the Company to pay certain costs such as health insurance costs, and the preparation of personal income tax returns, and

     o termination benefits, in the event termination of employment is without due cause; equal to the aggregate salary that was earned by Mr. Fagan in the 18 months preceding the termination date.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table, shows, with respect to each person or entity know to the Company to be the beneficial owner of more than 5% of the Company's common stock, as of March 31, 2002, (i) the number of shares of common stock so owned and (ii) the percentage of all shares outstanding represented by such ownership (based upon the number of shares and warrants outstanding as of March 31, 2002).



NAME AND ADDRESS OF BENEFICIAL OWNER                  NUMBER OF SHARES                     PERCENTAGE OF CLASS
---------------------------------------- -------------------------------------- --------------------------------------
Danmer LLC(1)
1349 Empire Central
13th Floor                                              3,161,082.62                              62.62
Dallas Texas, 75247

Greyhound LLC(2)
1349 Empire Central
13th Floor                                               620,906.75                               12.30
Dallas Texas, 75247






Joshua J. Daniel
1349 Empire Central
13th Floor                                               459,930.92                                9.11
Dallas Texas, 75247


     All information above is based upon the applicable Schedule 13D filed with the Securities and Exchange Commission on July 2, 2001.


     (1)Consists of 2,931,117.16 shares beneficially owned by Danmer, LLC and 229,965.46 shares beneficially owned by The Mankoff Irrevocable Trust. Danmer, LLC holds proxy-voting power for the shares beneficially owned by The Mankoff Irrevocable Trust. Daniel T. Phillips is a member and the sole manager of Danmer, LLC. Does not include 1,005.31 shares beneficially owned by FirstPlus Financial Group, Inc. Mr. Phillips is the Chief Executive Officer of FirstPlus Financial Group, Inc. but disclaims beneficial ownership of the shares held by FirstPlus Financial Group, Inc.

     (2) Paul W. Fagan is the sole member and manager of Greyhound LLC.


SECURITY OWNERSHIP OF MANAGEMENT


The following information sets forth the number of shares of the Company's common stock beneficially owned as of March 31, 2002 by each of the Company's Directors, and the Company's Executive Officers, and all Directors and Executive Officers as a group.



NAME OF BENEFICIAL OWNER                              NUMBER OF SHARES                     PERCENTAGE OF CLASS
------------------------                              ----------------                     -------------------
Daniel T. Phillips, Chairman of the
Board of Directors(1)                                   3,161,082.62                              62.62

Steven N. Begleiter, Director(2)                             -                                      -

Joshua J. Daniel, Director, Executive
Vice President                                           459,930.92                                9.11

Paul W. Fagan, Director, President and
Chief Executive Officer(3)                               620,906.75                               12.30

Robert A. Kramer, Director(4)                                -                                      -

Daniel J. Jessee, Director(5)                                -                                      -

James H Wolfe, Director(6)                                   -                                      -

Fredrick J. Johansen, Executive Vice                         -                                      -
President

Nancy J. Pfeiffer, Executive Vice
President                                                16,755.23                                 0.33

All Directors  and  Executive  Officers
as a group(9 persons)                                   4,258,675.52                              84.36



     (1)Consists of 2,931,117.16 shares beneficially owned by Danmer, LLC and 229,965.46 shares beneficially owned by The Mankoff Irrevocable Trust. Danmer, LLC holds proxy-voting power for the shares beneficially owned by The Mankoff Irrevocable Trust. Daniel T. Phillips is a member and the sole manager of Danmer, LLC. In addition Mr. Phillips is the beneficial owner of
     250.0 shares of the Company's Series A Convertible Preferred Stock, which is not convertible during the next sixty days. The convertible stock can convert in the future based upon certain events. The range of Common shares into which this preferred stock would be convertible into is 65,789 to 131,579.







     (2) Mr. Begleiter is the beneficial owner of 47.5 shares of the Company's Series A Convertible Preferred Stock, which is not convertible during the next sixty days. The convertible stock can convert in the future based upon certain events. The range of Common shares into which this preferred stock would be convertible into is 12,500 to 25,000.

     (3) Mr. Fagan's shares are owned by Greyhound LLC, of which he is the sole member and manager.

     (4) Mr. Kramer is the beneficial owner of 150.0 shares of the Company's Series A Convertible Preferred Stock, which is not convertible during the next sixty days. The convertible stock can convert in the future based upon certain events. The range of Common shares into which this preferred stock would be convertible into is 39,474 to 78,947.

     (5) Mr. Jessee is the beneficial owner of 100.0 shares of the Company's Series A Convertible Preferred Stock, which is not convertible during the next sixty days. The convertible stock can convert in the future based upon certain events. The range of Common shares into which this preferred stock would be convertible into is 26,316 to 52,632.

     (6) Mr. Wolfe is the beneficial owner of 125.0 shares of the Company's Series A Convertible Preferred Stock, which is not convertible during the next sixty days. The convertible stock can convert in the future based upon certain events. The range of Common shares into which this preferred stock would be convertible into is 32,895 to 65,789.




ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2001 and 2000, the Company and its subsidiaries borrowed money from certain of the Company's directors and affiliates of the Company's directors as described below. It should be noted the transactions shown below which are prior to July 2, 2001, relate to RHI and its subsidiaries, which at that time was not a public reporting company.

During 2000, Hollow Way Partners, L.L.C., a Texas limited liability company owned by Paul W. Fagan and the Merlene Phillips Irrevocable Trust (the "Phillips Trust"), made three loans to RAC, a subsidiary of the Company, in the aggregate principal amount of $500,000, each bearing interest at the rate of 12% per annum. Each of these loans were paid off by RAC as of December 31, 2000. On December 28, 2001, Hollow Way Partners loaned the Company $33,000, which bears interest at 12% and is currently outstanding. Daniel T. Phillips is a co-trustee of the Phillips Trust.

Daniel T. Phillips made one loan to RAC in the principal amount of $19,531, bearing interest at the rate of 10% per annum. This loan was paid off by RAC on March 31, 2001.

On March 26, 2001, Danmer LLC, a Texas limited liability company owned by Mr. Phillips and his family, made a $100,000 loan to a subsidiary of the Company bearing interest at the rate of 15% per annum. This loan was paid off in May 2001. In addition Danmer LLC made a $82,386 loan to the Company in December 2001, which is currently outstanding. This loan bears interest at 15%.

The Phillips Trust made four loans to RAC in the aggregate principal amount of $1,725,000, all bearing interest at the rate of 12% per annum, plus $20,000 in origination fees. Each of these loans was paid off by RAC as of March 8, 2001. During June 2000, the Phillips Trust also made a loan in the principal amount of $2,000,000 to RAC in the form of subordinated debt, bearing interest at 15% per annum and maturing in October 2003. As previously indicated $250,000 of this debt was converted to the Series A Preferred Stock during 2001 and the remaining balance of $1,750,000 remains outstanding.

In addition to the $250,000 conversion of debt to the Series A Preferred Stock by the Phillips Trust, certain directors purchased approximately $423,000 of the Series A Convertible Preferred Stock.

During 2000, Paul W. Fagan made one non interest-bearing loan to RAC in the principal amount of $8,000. In addition, Mr. Fagan and/or Greyhound LLC made eight loans to RAC in the aggregate principal amount of $345,000, bearing interest at the rate of 12% per annum. Each of these loans was paid off by RAC by May

2001. Additionally, Mr. Fagan loaned the company $80,000 in November 2001, at 15% interest rate, which was paid off in January 2002.

In October 2000, the Company purchased certain notes with a face value of $353,000 from Daniel T. Phillips. The notes which are collateralized by limited partner interest in an unrelated partnership, provide equal installments due January 31st of 2001, 2002, and 2003. All payments for 2001 and 2002 ($231,300)
were made timely.

RAC borrowed $1.5 million from the Phillips Legacy Foundation (the "Foundation") in the form of a revolving line of credit bearing interest at the rate of 15% per annum. The outstanding amount under this line of $1,100,000 was paid off in May 2001 by exchanging certain contracts for deed owned by the Company. Daniel
T. Phillips was a previous trustee of this Foundation.

ULP has an $8,000,000 revolving warehouse facility with Regions Bank, whereby loans are financed for a maximum of 60 days with pre-approved investor take-out commitments. Amounts are advanced under the facility at 100% of the "net loan value" (as defined) which approximates the related loan amount. Borrowings bear interest at LIBOR plus 2.75% and are collateralized by the related loans. Paul Fagan, Greyhound, LLC and Joshua Daniel guarantee the facility.

ULP also has a $10 million revolving warehouse facility with First Savings Bank, FSB, whereby loans are financed for a maximum of sixty days with pre-approved investor take-out commitments. Financing is at 99% of the lesser of the note amount or the related commitment take-out price. Borrowings bear interest at Prime plus one percent and are collateralized by the related loans. Paul Fagan, Joshua Daniel and Daniel T. Phillips guarantee the facility.



ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are furnished in accordance with Item 601 of Regulation S-B:

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

21.1 Subsidiaries of the Company

24.1 Power of Attorney of certain officers and directors of the Company (included on the signature page hereto)



(b) On November 6, 2001, the Company filed a Current Report on Form 8-K to (i) announce that, after reviewing registrant's financial condition and operating results for the period ending June 2001 and current economic and market conditions, the board of directors of the Company decided to consider various financial and strategic alternatives to minimize current expenditures and maximize shareholder value, (ii) announce that Michael K. Henderson, then executive vice president and chief financial officer of the Company, had resigned and left the Company to pursue other opportunities, and (iii) update the financial statements of the Company originally filed on the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                       Renaissance Acceptance Group, Inc.
                                       (Registrant)


     Date: April 15, 2001              By:  /s/ Paul W. Fagan
                                           -------------------------------------
                                           Paul W. Fagan,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature to this report appears below hereby appoints Paul W.
Fagan, who may act without the joinder of the other, as his or her attorney-in-fact to sign on his behalf, individually and in each capacity stated below, and to file all amendments to this report, which amendment or amendments may make such changes in and additions to the report as such attorney-in-fact may deem necessary or appropriate.




                SIGNATURE                                       OFFICE                                 DATE
                ---------                                       ------                                 ----
 /s/ Daniel T. Phillips                   Chairman of the Board of Directors                      April 15, 2001
 ---------------------------
 Daniel T. Phillips


 /s/ Paul W. Fagan                        Chief Executive Officer, President and Director         April 15, 2001
 ---------------------------
 Paul W. Fagan


 /s/ Joshua J. Daniel                     Executive Vice President, Director                      April 15, 2001
 --------------------
 Joshua J. Daniel


                                          Director                                                April 15, 2001
 ---------------------------
 Steven N. Begleiter


 /s/ Robert A. Kramer                     Director                                                April 15, 2001
 ---------------------------
 Robert A. Kramer


 /s/ Daniel J. Jessee                     Director                                                April 15, 2001
 ---------------------------
 Daniel J. Jessee


                                          Director                                                April 15, 2001
 ---------------------------
 James H. Wolfe


                               INDEX OF EXHIBITS
                               -----------------

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

21.1 Subsidiaries of the Company

24.1 Power of Attorney of certain officers and directors of the Company (included on the signature page hereto)