Form 10QSB
period 2002-03-31
RENAISSANCE ACCEPTANCE GROUP INC
filed 2002-05-20
CIK 706507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2002

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


                         1349 Empire Central, 13th Floor
                              Dallas, Texas, 75247
                    (Address of principal executive offices)


                                 (214) 231-7624
                           (Issuer's telephone number)


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [X] No [ ]

    Number of shares outstanding as of: May 13, 2002: Common Stock: 5,000,000

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       RENAISSANCE ACCEPTANCE GROUP, INC.
                                      INDEX

                                                                  Page
                                                                  -----

     Part I - Financial Information

         Item 1. Financial Statements                               2

         Item 2. Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations                                  7


     Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K                  13

ITEM 1. FINANCIAL STATEMENTS


                       RENAISSANCE ACCEPTANCE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                      MARCH 31, 2002    DECEMBER 31, 2001
                                                                                      --------------    -----------------
                                                                                        (Unaudited)


     ASSETS

     Cash and cash equivalents-unrestricted                                           $      273,297    $     404,496
     Cash and cash equivalents-restricted                                                    244,318          192,145
     Accounts receivable and prepaid expenses                                                304,118          671,090
     Loans held for sale                                                                   6,699,326       12,743,053
     Loans held for investment, net of reserves of $43,284 and $104,367                      342,935          466,667
     Real estate held for sale                                                               312,052          338,057
     Property  and  equipment,  net of  accumulated  depreciation  of $356,855 and
     $293,726                                                                                414,877          478,309
     Other assets                                                                             36,605           61,602
                                                                                     ---------------   --------------
                   Total assets                                                      $     8,627,528    $  15,355,419
                                                                                     ===============   ==============

     LIABILITIES AND SHAREHOLDERS' DEFICIT

     Warehouse lines of credit                                                       $     6,503,774    $  12,614,968
     Accounts payable and accrued liabilities                                              1,210,088        1,170,482
     Subordinate debt, net of discount                                                     3,477,777        3,476,852
                                                                                     ---------------   --------------
                   Total liabilities                                                      11,191,639       17,262,302
                                                                                     ---------------   --------------




     Preferred stock, 5,000,000 shares authorized, par value of $0.001:
     Series A: 5,000 shares authorized; redeemable, 8% cumulative, convertible;
     2,157.50 shares issued and outstanding                                                2,157,500        2,157,500
     Common stock,  95,000,000 shares authorized,  par value of $0.001,  5,000,000
     shares issued and outstanding                                                             5,000            5,000
     Additional paid-in capital                                                              417,085          417,085
     Accumulated deficit                                                                  (5,143,696)      (4,486,468)
                                                                                     ---------------   --------------
                   Total shareholders' deficit                                            (2,564,111)      (1,906,883)
                                                                                     ---------------   --------------
                   Total liabilities and shareholders' deficit                       $     8,627,528    $  15,355,419
                                                                                     ===============   ==============






        See accompanying notes to these consolidated financial statements

                       RENAISSANCE ACCEPTANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                 ---------------- ------ ----------------
                                                                                      2002                    2001
                                                                                 ----------------        ----------------
                                                                                   (Unaudited)               (Unaudited)

     NET REVENUES:
     Sales of residential real estate                                             $         -             $   2,788,422
     Cost of residential real estate sold                                                   -                (2,124,001)
     Gain on sales of loans                                                              753,530                616,247
     AFA education and services fees                                                     673,206                  -
     Real estate commission                                                              255,443                  -
     Title company fees and net premiums                                                  86,526                  -
     Other income                                                                        136,652                133,376
                                                                                 ----------------        ----------------
     Total net revenues                                                           $    1,905,357          $   1,414,044

     OPERATING EXPENSES:
     Personnel and related expense                                                     1,433,430                799,778
     General and administrative                                                          613,248                464,785
     Advertising expense                                                                 335,520                 36,748
     Depreciation and amortization                                                        65,143                 37,973
                                                                                 ----------------        ----------------
     Total operating expenses                                                          2,447,341              1,339,284
                                                                                 ----------------        ----------------

     Income (Loss) from operations                                                     (541,984)                 74,760
                                                                                 ----------------        ----------------

     OTHER EXPENSE -
     Interest expense, net of interest income                                          (115,244)               (197,470)

     Net loss                                                                     $    (657,228)          $    (122,710)
                                                                                 ================        ================


     Basic and diluted loss per share                                             $       (0.13)          $       (0.03)
     Basic and diluted weighted average shares outstanding                            5,000,000               4,575,000





        See accompanying notes to these consolidated financial statements

                       RENAISSANCE ACCEPTANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                     ----------------- --- ----------------
                                                                                          2002                  2001
                                                                                     -----------------     ----------------
                                                                                       (Unaudited)           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $     (657,228)       $    (122,710)
     Adjustments  to  reconcile  net  loss to net  cash  provided  (used)  in operating activities:
     Depreciation expense                                                                      65,143               37,973
     Amortization of subordinated debt discount                                                   925                  -
     Net changes in assets and liabilities:
           Accounts receivable, prepaid expenses and other assets                             391,969              (40,871)
           Loans held for sale and warehouse lines payable, net                               (67,467)             255,703
          Real estate held for sale                                                            26,005              399,795
          Accounts payable and accrued liabilities                                             39,606               51,150
          Deferred gain                                                                        -                  (118,709)
                                                                                     -----------------     ----------------
     Net cash provided (used) in operating activities                                        (201,047)             462,331

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in restricted cash                                                              (52,173)                 -
     Purchase of property and equipment                                                        (1,711)             (76,874)
     Loans held for investment                                                                123,732               31,212
                                                                                     -----------------     ----------------
     Net cash provided (used) in investing activities                                          69,848              (45,662)

CASH FLOWS FROM FINANCING ACTIVITIES:                                                             -                    -
                                                                                     -----------------     ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      (131,199)             416,669

CASH AND CASH EQUIVALENTS, beginning of period                                                404,496              500,034
                                                                                     -----------------     ----------------

CASH AND CASH EQUIVALENTS, end of period                                               $      273,297        $     916,703
                                                                                     =================     ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid, including warehouse lines of credit                                     $      255,117        $     340,967


        See accompanying notes to these consolidated financial statements

                       RENAISSANCE ACCEPTANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PREPARATION AND PRESENTATION

     Renaissance Acceptance Group, Inc. (the "Company") operates in the real estate and mortgage banking industries through its subsidiaries, Remodelers Holdings, Inc. ("RHI"), Remodelers Acceptance Corporation ("RAC"), United Lending Partners, LP ("ULP"), Texas Real Estate Systems, LLC and Renaissance Title LLC ("RT"). RAC was incorporated in Nevada in October 1998 and began operations in the real estate business in the first quarter of 2000. RAC acquired a 99% limited partnership ownership interest in ULP; a Texas limited partnership engaged in the mortgage business, in December 2000.

     In April 2001 the shareholders of RAC (in a stock exchange transaction) exchanged their 100% ownership interest in RAC for 100% of the ownership interest in the newly formed RHI (a wholly-owned subsidiary of the Company). As a result of this stock exchange, RHI became the 100% owner of RAC. On April 30, 2001, RHI became the 99% limited partner of ULP as a result of an upstream dividend from RAC of the 99% limited partnership interest owned by RAC. The accompanying financial statements are presented as if RHI had existed as the holding company of RAC for all periods presented.

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


     Reclassifications
     Certain amounts have been reclassified to conform to the current period presentation.

                       RENAISSANCE ACCEPTANCE GROUP, INC.


     2.   UNAUDITED INFORMATION
     The March 31, 2001 and 2002 financial statements have been prepared by the Company without audit. According to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for the periods presented have been made. The results of operations for the three month periods ended March 31, 2001, and 2002 are not necessarily indicative of those that will be obtained for the entire fiscal year.

     These financial statements should be read in conjunction with the December 31, 2001 financial statements of the Company contained in Form 10-KSB filed with the Securities and Exchange Commission.


     3.  BUSINESS SEGMENT INFORMATION

     The Company  operates in two segments:  real estate  (including Title Agent operations) and mortgage banking. Segment operations are measured consistent with the accounting policies used in these consolidated financial statements. The following provides information on the Company's segments for the quarters ended March 31, 2002 and 2001.



     Quarter ended March 31, 2002

                                                            Real                  Mortgage

                                                           Estate                  Banking                Total
                                                 -----------------------    -----------------    -------------------

          Revenues from external customers          $    1,151,827             $     753,530        $  1,905,357

          Gross Profit                              $    1,151,827             $     753,530        $  1,905,357

          Net loss                                  $     (493,886)            $    (163,342)       $   (657,228)

          Identifiable assets                       $      760,914             $   7,866,614        $  8,627,528



     Quarter ended March 31, 2001
                                                            Real                  Mortgage

                                                           Estate                  Banking                Total
                                                 -----------------------    -----------------    -------------------

          Revenues from external customers          $    2,921,798             $     616,247         $  3,538,045

          Gross profit                              $      797,797             $     616,247         $  1,414,044

          Net income (loss)                         $     (154,995)            $      32,285         $   (122,710)

          Identifiable assets                       $    4,608,480             $  17,861,836         $ 22,470,316



                       RENAISSANCE ACCEPTANCE GROUP, INC.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     You should read the following discussion and analysis of financial condition and results of operations in conjunction with the Company's consolidated financial statements presented in Part I - Item 1 of this report. This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include:

          o projections of the Company's revenues, income, earnings per share, capital expenditures, capital structure or other financial items;

          o descriptions of strategic initiatives, plans or objectives of the Company's management for future operations, including pending acquisitions;

          o    descriptions of products, services and industry sectors;

          o    forecasts of future economic performance; and

          o descriptions of assumptions underlying or relating to any of the foregoing.

     You can identify these and other forward-looking statements by the use of words such as "becoming," "may," "will," "should," "predicts," "potential," "continue," "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," or the negative of such terms, or comparable terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, and the Company based these expectations on its beliefs, as well as its assumptions, that such expectations may prove to be incorrect. The Company's actual results of operations and financial performance could differ significantly from those expressed in or implied by its management's forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the text under the caption "Risk Factors" included in the Form 8-K filed with the Securities and Exchange Commission on July 9, 2001. The Company urges investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. The Company does not intend, and undertakes no obligation, to update these forward-looking statements.

     Overview

     Renaissance Acceptance Group, Inc. ("the Company") operates in the real estate and mortgage banking industries through its subsidiaries, Remodelers Holdings, Inc. ("RHI"), Remodelers Acceptance Corporation ("RAC"), Texas Real Estate Systems LLC ("TRES"), United Lending Partners, LP. ("ULP") and Renaissance Title LLC ("RT").

     On May 24, 2001, Cardiac Control Systems, Inc ("Cardiac"), predecessor to the Company, obtained the approval of the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division for its confirmed Second Amended Chapter 11 Plan of Reorganization (the "Plan"). Pursuant to the Plan and to an Agreement and Plan of Merger, dated as of July 2, 2001, by and among Cardiac, RHI, Nineteenth Acquisition Sub, Inc. and Kersey, Scillia, Forster and Brooks, Inc. (the "Agreement"), approximately 94.6 percent of the Company's common stock shares were issued to the stockholders of RHI in connection with the reverse merger of Nineteenth Acquisition Sub, Inc. ("Nineteenth"), a wholly-owned subsidiary of Cardiac created to effect the merger, with and into RHI (the "Merger"). Upon execution of the Merger, Cardiac's name was changed to Renaissance

     Acceptance Group, Inc. (the "Company"). Cardiac had virtually no operations during the period January 1, 2000, through the effective date of the merger, July 2, 2001, and accordingly the following business description relates to that of RHI and its subsidiaries.

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


     Real Estate Business

     Through May 2001, the Company was primarily in the business of purchasing homes, which the Company believed, were in attractive markets, refurbishing the homes and then marketing the homes and selling them. This business was extremely capital intensive as homes purchased had to be carried for both the time needed to refurbish the house, as well as the time needed to market the house. In addition, the mortgage loans resulting from the sale of these refurbished houses were becoming less marketable, as many investors increased their scrutiny and requirements of how many times a property could change legal ownership during the previous year. As the combination of these obstacles mounted, the Company changed its focus in the real estate business to the AFA business. The AFA business is a real estate marketing education and consulting business. Under the AFA business, the Company earns a fee paid at the closing of the home sale, and the Company rarely takes property ownership or expends money to purchase real estate.


     Mortgage Banking Business

     Although the Company began in the mortgage banking business in December 2000 through its acquisition of United Lending Partners, LP (ULP), ULP had been in existence for two years. During 2001, ULP was transformed from a predominately wholesale lender to a mortgage company with an increasing mix of retail business. The increase in retail is largely attributed to the retail loans originated from customers in the AFA Program.


     Ancillary Businesses

     Texas Real Estate Systems, LLC (TRES) is a licensed real estate broker, providing services to AFA. TRES earns its revenues, which are typically 3% of a home's sales price, as the AFA broker representative in each transaction.

     Renaissance Title (RT) is a licensed title agency. The majority of AFA customers' transactions are closed using RT's services. RT earns its revenues through its share of title premiums and escrow fees. Title premiums are prescribed statutory rates; however, escrow fees are based upon general market conditions. RT is not a title insurance company and relies on other title insurance companies to underwrite its title policies.

     Strategic Alternatives

     After reviewing the Company's financial condition and operating results for the period ending June 2001 and current economic and market conditions, the board of directors of the Company decided to consider various financial and strategic alternatives to minimize current expenditures and maximize shareholder value.

     To enhance and maximize shareholder value, the board of directors has decided to analyze a number of options, including (i) attempting to list the Company's common stock with an exchange; (ii) acquiring or merging with another real estate and mortgage banking company; (iii) selling all or a portion of the Company; (iv) selling additional equity; and (v) taking the Company private. The board of directors' preliminary conclusions are that taking the Company private is likely the most feasible and effective way to maximize shareholder value.

     The Company is not obligated to complete any of these transactions and cannot offer any assurances that any of these transactions will be implemented.


     Quarter ended  March 31, 2002 compared to quarter ended March 31, 2001

     Results of Operations

     The Company's net loss increased from $122,710 during the quarter ended March 31, 2001 to $657,228 for the quarter ended March 31, 2002.

     Net Revenues

     AFA Business

     Net revenues for the quarter ended March 31, 2002 were $1,905,357 as compared with $1,414,000 for the quarter ended March 31, 2001, an increase of 35%. AFA transactions, and the various revenue these transactions generate, contributed to the majority of this growth. The following highlights the significance of the AFA Program to the results of operations during the quarter ended March 31, 2002. The table below reflects gross revenues related to the AFA transactions completed during the quarter ended March 31, 2002. None were completed during the first quarter of 2001 as the AFA program began in May 2001.

         Quarterly AFA Transactions                        85 homes

         Average sales price per home                      $112,800

         Education and service fee income
                 Quarter ended March 31, 2002              $673,206
                 Per transaction                             $7,920

            Real estate commission
                 Quarter ended March 31, 2002              $255,443
                 Per transaction                             $3,005

         Title and escrow fees
                 Quarter ended March 31, 2002               $86,526
                 Per transaction                             $1,018


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


     Sales and costs of sales on sales of real estate

     As previously indicated, the Company's business strategy related to real estate shifted in May 2001 away from purchasing, refurbishing and reselling real estate, to the AFA business, therefore there are no sales and cost of sales balances for 2002.

     Gain on sales of loans

     Gain on sales of loans were $753,530 for the quarter ended March 31, 2002 compared with $616,247 in the quarter ending March 31, 2001. The following table reflects loan originations during 2002 as compared with 2001. Loans are typically sold to investors by ULP within 30 days of origination. Gains are recorded in operations upon the sale of the loan. The table below shows production levels for each quarter.



    (Production $'s in millions)
    -----------------------------
    Production Channel         March 31, 2002          March 31, 2001
    ------------------         --------------          --------------

    Wholesale                        $10.5                   $35.8
    Retail                             8.5                     3.7
    Retail-AFA                         9.8                     0.0
                                     -----                   -----
         Total                       $28.8                   $39.5
                                     -----                   -----


     Gross profit on sales of loans, which includes net interest income earned on loans, as well as that paid to warehouse lenders on these loan categories generally ranged from (as a percent of the loan amount)

          o    Wholesale 0.75 %- 1.25%
          o    Retail 1.00%- 2.50%
          o    Retail AFA 2.50%-5.00%.

     As such, due to the more profitable mix of loans, net gain increased even though gross production decreased.


     Operating Expenses

     Operating expenses increased from $1,339,284 during the quarter ended March 31, 2001 to $2,447,341 during the quarter ended March 31, 2002.

     Personnel and related expense

     Personnel expense increased to $1,433,000 for the quarter ending March 31, 2002 from $780,000 for the same period in 2001, or an increase of $654,000. The transition to the AFA business required significant additions in personnel. TRES personnel contributed to $92,000 of the increase. RT began operations in May of 2001 and contributed to $86,800 of the increased personnel costs. Sales personnel added for the AFA business contributed to a $225,500 increase in the Dallas area and $36,000 increase in other markets. ULP personnel expense increased with the shift from wholesale business to retail business.

     In addition, due the increase in growth of the Company, additional management was added in the second half of 2001 contributing to an increase from the first quarter of 2001 of $70,000. The remaining increases were related to additional benefits and health insurance expense due to the growth of the Company. The Company has grown from 46 employees at March 31, 2001 to 65 employees at March 31, 2002. There were 86 employees during the month of January 2002, prior to a workforce reduction, which also contributed to higher personnel expense during 2002.

     General and administrative expense

     General and administrative expense increased to $613,000 for the quarter ended March 31, 2002 from $465,000 for the quarter ended March 31, 2001, an increase of $148,000. The majority of this increase resulted from growth in the Company overall including the addition of RT and the AFA business.

     Professional and legal expenses increased from $63,000 during 2001 to $133,000 during 2002. Of this increase $52,000 related to an increase in legal fees associated with the company's decision to pursue various strategic alternatives and increased costs involved with currently being a public reporting company. Accounting and auditing costs also increased $18,000 as a result of the merger with Cardiac Control Systems, Inc. and costs involved with being a public reporting company.

     Occupancy costs increased from $71,000 in 2001 to $155,000 in 2002. During September 2001, as a result of operational growth, the Company relocated its entire Dallas operations increasing monthly rent by $25,000. Additionally, AFA has offices in Houston and San Antonio that were leased during the 4th quarter of 2001.

     Advertising

     Advertising expense increased from $37,000 for the quarter ended March 31, 2001 to $336,000 for the quarter ended March 31, 2002. The AFA Program, which began May 2001, is based upon obtaining customers using direct marketing methods, primarily outbound direct mail. The number of mailings sent out on a daily basis was approximately 10,000 to 15,000 pieces per day during the first quarter of 2002. Including printing and cost of postage and envelopes this equals $0.29 to $0.36 per piece or $2,900 to $4,500 per day. During 2000 and prior to the AFA Program, advertising was limited to a few newspaper and press advertisements.

     Depreciation

     Depreciation increased from $38,000 for the quarter ended March 31, 2001 to $65,000 for the quarter ended March 31, 2002. This increase was due to the addition of property and equipment such as telephone equipment, and increased technology costs associated with the relocation of the Company in September 2001.

     Interest

     Net interest expense of $115,000 during the quarter ended March 31, 2002, decreased by $69,000 from the net interest expense of $184,000 during the quarter ended March 31, 2001. The conversion of $500,000 of subordinated debt to preferred stock decreased interest expense by $16,000 for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. Also, the Company had a revolving line of credit in 2001 bearing an interest rate of 15% per annum. At March 31, 2001, the outstanding amount of this line of credit was $1,247,000 and was paid off in May 2001 accounting for $47,000 of the decrease.


     Liquidity and Capital Resources

     During the three months ended March 31, 2002, the Company's unrestricted cash declined from $404,496 to $273,297. The Company's operating loss of $657,228 offset by the collection of $366,972 in receivables and $123,731 in loans held for investment led to this decrease.

     As a result of losses during the year ended December 31, 2001, the Company underwent a restructuring in January 2002 and eliminated approximately 25% of its employees. In addition, subsequent to year end, the Company has revised its marketing strategy resulting in a reduction of over 40% of the average amounts spent for advertising in the fourth quarter of 2001.

     ULP has an $8,000,000 revolving warehouse facility with Regions Bank ("Regions"), whereby loans are financed for a maximum of 60 days with pre-approved investor take-out commitments. Amounts are advanced under the facility at 100% of the "net loan value" (as defined) which approximates the related loan amount. Borrowings bear interest at LIBOR plus 2.75%, (4.60% at March 31, 2002) and are collateralized by the related loans. Certain members of management guarantee the facility.

     The Regions facility contains debt covenants that require the ULP to maintain a ratio of current assets to current liabilities of not less than
     1.05 to 1, a ratio of total liabilities to tangible net worth of no greater than 10 to 1 and tangible net worth of at least $250,000. At March 31, 2002, ULP was in compliance with these covenants.

     ULP also has a $10,000,000 revolving warehouse facility with First Savings Bank, FSB ("First Savings") whereby loans are financed for a maximum of sixty days with pre-approved investor take-out commitments. Financing is at 99% of the lesser of the note amount or the related commitment take-out price. Borrowings bear interest at Prime plus one percent (5.75% at March 31, 2002) and are collateralized by the related loans. Certain members of management guarantee the facility.

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

     (a) Exhibits
     None

     (b) Reports on Form 8-K
     None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Dated:   May 20, 2002          RENAISSANCE ACCEPTANCE GROUP, INC.




                                    By:  /s/ Paul Fagan
                                       ----------------------------------
                                       Paul Fagan
                                       President and Chief Executive Officer