Form 10QSB
period 2002-06-30
RENAISSANCE ACCEPTANCE GROUP INC
filed 2002-08-19
CIK 706507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ____________


                         Commission File Number: 0-14653

                       Renaissance Acceptance Group, Inc.
        (Exact name of small business issuer as specified in its charter)



           Delaware                                      74-2119162
 (State or other  jurisdiction of              (IRS Employer Identification No.)
  incorporation  or organization)

                         1349 Empire Central, 13th Floor
                              Dallas, Texas, 75247
                    (Address of principal executive offices)
                                 (214) 231-7624
                           (Issuer's telephone number)


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [X] No [ ]

  Number of shares outstanding as of: August 15, 2002: Common Stock: 4,966,490

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]



                       RENAISSANCE ACCEPTANCE GROUP, INC.
                                      INDEX

                                                                                                Page
                                                                                                -----

     Part I - Financial Information

         Item 1. Financial Statements                                                             2

         Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                7


     Part II - Other Information

         Item 1. Legal Proceedings                                                               15

         Item 6. Exhibits and Reports on Form 8-K                                                15



ITEM 1. FINANCIAL STATEMENTS


                       RENAISSANCE ACCEPTANCE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                      JUNE 30, 2002      DECEMBER 31, 2001
                                                                                        (Unaudited)

     ASSETS

     Cash and cash equivalents-unrestricted                                              $   227,393      $   404,496
     Cash and cash equivalents-restricted                                                    214,133          192,145
     Accounts receivable and prepaid expenses                                                271,972          671,090
     Loans held for sale                                                                   5,624,019       12,743,053
     Loans held for investment, net of reserves of $12,851 and $104,367                      249,318          466,667
     Real estate held for sale                                                               252,891          338,057
     Property  and  equipment,  net of  accumulated  depreciation  of $433,097 and
     $293,726                                                                                338,477          478,309
     Other assets                                                                             31,386           61,602
                                                                                         -----------      -----------
                   Total assets                                                          $ 7,209,589      $15,355,419
                                                                                         ===========      ===========

     LIABILITIES AND SHAREHOLDERS' DEFICIT

     Warehouse lines of credit                                                           $ 5,361,580      $12,614,968
     Accounts payable, accrued liabilities and short term debt                             1,389,142        1,170,482
     Subordinate debt, net of discount                                                     3,482,405        3,476,852
                                                                                         -----------      ------------
                   Total liabilities                                                      10,233,127       17,262,302
                                                                                         -----------      -----------




     Preferred stock, 5,000,000 shares authorized, par value of $0.001:
     Series A: 5,000 shares authorized; redeemable, 8% cumulative, convertible;
     2,157.50 shares issued and outstanding                                               2,157,500         2,157,500
     Common stock,  95,000,000 shares authorized,  par value of $0.001,  4,966,490
     and 5,000,000 shares issued and outstanding                                              4,966             5,000
     Treasury Stock, 50,000 shares                                                          (13,000)           -
     Additional paid-in capital                                                             417,119           417,085
     Accumulated deficit                                                                 (5,590,123)       (4,486,468)
                                                                                         -----------      ------------
                   Total shareholders' deficit                                           (3,023,538)       (1,906,883)
                                                                                         -----------      ------------
                   Total liabilities and shareholders' deficit                           $7,209,589       $15,355,419
                                                                                         ===========      ============





       See accompanying notes to these consolidated financial statements



                       RENAISSANCE ACCEPTANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                            JUNE 30,                                    JUNE 30,
                                          -----------------------------------------    ---------------------------------------
                                               2002                    2001                 2002                   2001
                                          -----------------       -----------------    ----------------       ----------------
                                            (Unaudited)              (Unaudited)         (Unaudited)             (Unaudited)

     NET REVENUES:
     Sales of residential real estate          $    -                 $  1,776,391        $     64,350           $ 4,564,813
     Cost  of  residential  real  estate            -                   (1,750,755)            (76,655)           (3,874,756)
     sold
     Gain on sales of loans                        690,263                 411,446           1,443,793             1,027,693
     AFA education and services fees               500,800                  88,428           1,174,006                88,428
     Real estate commission                        280,838                   8,465             536,281                 8,465
     Title company fees and net                     69,691                  13,467             156,217                13,467
     premiums
     Other income                                   85,590                 177,980             234,547               311,356
                                          -----------------       -----------------    ----------------       ----------------
     Total net revenues                        $ 1,627,182            $    725,422        $  3,532,539           $ 2,139,466

     OPERATING EXPENSES:
     Personnel and related expense               1,176,204                 958,159           2,609,634             1,757,937
     General and administrative                    480,288                 345,344           1,093,536               810,129
     Advertising expense                           221,980                  81,424             557,500               118,172
     Depreciation and amortization                  78,287                  55,948             143,430                93,921
     Acquisition expense
                                                         -                 145,000                   -               145,000
                                          -----------------       -----------------    ----------------       ----------------
     Total operating expenses                    1,956,759               1,585,875           4,404,100             2,925,159
                                          -----------------       -----------------    ----------------       ----------------

     Loss from operations                         (329,577)               (860,453)           (871,561)             (785,693)
                                          -----------------       -----------------    ----------------       ----------------

     OTHER EXPENSE -
     Interest  expense,  net of interest          (116,850)               (144,987)           (232,094)             (342,457)
     income

     Net loss                                  $  (446,427)           $ (1,005,440)       $ (1,103,655)          $(1,128,150)
                                          =================       =================    ================       ================


     Basic and diluted loss per share          $     (0.09)           $      (0.22)       $      (0.22)          $     (0.25)
     Basic and diluted  weighted average
     shares outstanding                          4,966,490               4,618,333           4,983,245             4,596,667




        See accompanying notes to these consolidated financial statements


                       RENAISSANCE ACCEPTANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              FOR THE SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                     --------------------------------------
                                                                                          2002                  2001
                                                                                     -----------------     ----------------
                                                                                      (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $  (1,103,655)        $(1,128,150)
     Adjustments  to  reconcile  net  loss  to net  cash  used  in  operating activities:
     Depreciation expense                                                                    143,430              92,069
     Amortization of subordinated debt discount                                                5,553               1,851
     Common stock issued for compensation                                                      -                   9,472
     Net changes in assets and liabilities:
          Accounts receivable, prepaid expenses and other assets                             429,333             (76,640)
          Loans held for sale and warehouse lines payable, net                              (134,354)           (919,763)
          Real estate held for sale                                                                              516,843
          Residences contracted for sale                                                      85,166           1,257,156

          Deferred gain                                                                        -                (150,498)
          Accounts payable and accrued liabilities                                            17,410            (100,029)
                                                                                     -----------------     ----------------
     Net cash used in operating activities                                                  (557,117)           (497,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in restricted cash                                                             (21,988)               -
     Purchase of property and equipment                                                       (3,598)           (238,096)
     Collection of loans held for investment                                                 129,371              36,990
                                                                                     -----------------     ----------------
     Net cash provided (used) in investing activities                                        103,785            (201,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Purchase of treasury Stock                                                           (13,000)               -
        Issuance of Preferred Stock Series A                                                       -            1,636,500
        Net proceeds from short term borrowings                                              201,251                -
        Sales of loans held for investment                                                    87,978                -
                                                                                     -----------------     ----------------
        Net cash provided (used) in financing activities                                     276,229            1,636,500


NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     (177,103)             937,705

CASH AND CASH EQUIVALENTS, beginning of period                                                404,496             500,034
                                                                                     -----------------     ----------------

CASH AND CASH EQUIVALENTS, end of period                                               $      227,393        $  1,437,739
                                                                                     =================     ================



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Conversion of subordinated debt to preferred stock                                                           $    500,000
Warehouse line settled for contracts for deed and mortgage loans                                             $  1,100,000
Interest paid, including warehouse lines of credit                                     $      233,054        $    390,430




        See accompanying notes to these consolidated financial statements

                       RENAISSANCE ACCEPTANCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PREPARATION AND PRESENTATION
     ---------------------------------------------------------------------------

     Renaissance Acceptance Group, Inc. (the "Company") operates in the real estate and mortgage banking industries through its subsidiaries, Remodelers Holdings, Inc. ("RHI"), Remodelers Acceptance Corporation ("RAC"), United Lending Partners, LP ("ULP"), Texas Real Estate Systems, LLC ("TRES") and Renaissance Title LLC ("RT"). RAC incorporated in Nevada in October 1998 and began operations in the real estate business in the first quarter of 2000. RAC acquired a 99% limited partnership ownership interest in ULP; a Texas limited partnership engaged in the mortgage business, in December 2000.

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

     Following the Plan confirmation and Merger, the Company became a holding company and RHI became its wholly owned subsidiary. The Company is authorized to issue 95,000,000 shares of its common stock, par value $0.001 per share, of which 4,966,490 shares are outstanding. Additionally, the Company is authorized to issue 5,000,000 shares of its preferred stock, par value $0.001 per share, of which 2,157.5 shares of Series A Convertible Preferred Stock are outstanding. The former stockholders of RHI currently own 4,696,490 shares of the Company's outstanding common stock (approximately 94.6 percent) and all of the Company's outstanding preferred stock.

     Beginning in May 2001, the Company, through RAC, operates in the real estate business as Assistance for America ("AFA"). AFA is designed primarily to help renters become homeowners by facilitating financing and down payment assistance. AFA earns fees associated with their customer's purchase of a home. Prior to the AFA program, the Company purchased and sold single-family real estate. AFA was created, as a solution to the increasing capital needs associated with the purchase of real estate.

     The Company operates in the mortgage banking business through its subsidiary ULP. ULP originates loans from various sources and then sells these loans to third party institutional investors utilizing conforming, non-conforming, and U.S. government agency lending programs.

                       RENAISSANCE ACCEPTANCE GROUP, INC.


     Reclassifications
     Certain amounts have been reclassified to conform to the current period presentation.




2.   UNAUDITED INFORMATION
     ---------------------
     The June 30, 2001 and 2002 financial statements have been prepared by the Company without audit. According to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for the periods presented have been made. The results of operations for the three month and six month periods ended June 30, 2001, and 2002 are not necessarily indicative of those that will be obtained for the entire fiscal year.

     These financial statements should be read in conjunction with the December 31, 2001 financial statements of the Company contained in Form 10-KSB filed with the Securities and Exchange Commission.


3.   BUSINESS SEGMENT INFORMATION
     ----------------------------
     The Company  operates in two segments:  real estate  (including Title Agent operations) and mortgage banking. Segment operations are measured consistent with the accounting policies used in these consolidated financial statements. The following provides information on the Company's segments for the six months ended June 30, 2002 and 2001.



     Quarter Ended June 30, 2002

                                                            Real                  Mortgage

                                                           Estate                  Banking                Total
                                                 -----------------------    -----------------    -------------------

          Net revenues from external customers          $  936,920            $    690,262            $  1,627,182

          Net loss                                      $ (420,278)           $    (26,149)           $   (446,427)

          Identifiable assets                           $  559,186            $  6,650,403            $  7,209,589



     Quarter Ended June 30, 2001
                                                            Real                  Mortgage

                                                           Estate                  Banking                Total
                                                 -----------------------    -----------------    -------------------

          Net revenues from external customers          $   180,998             $    544,424           $   725,422

          Net income (loss)                             $(1,066,624)            $     61,184           $(1,005,440)

          Identifiable assets                           $ 1,128,541             $ 16,696,789           $17,825,330



                       RENAISSANCE ACCEPTANCE GROUP, INC.



     Six Months Ended June 30, 2002

                                                            Real                  Mortgage

                                                           Estate                  Banking                Total
                                                 -----------------------    -----------------    -------------------

          Net revenues from external customers       $   2,088,746            $   1,443,793          $  3,532,539

          Net loss                                   $    (913,165)           $    (190,490)         $ (1,103,655)

          Identifiable assets                        $     559,186            $   6,650,403          $  7,209,589




     Six Months Ended June 30, 2001
                                                            Real                  Mortgage

                                                           Estate                  Banking                Total
                                                 -----------------------    -----------------    -------------------

          Net revenues from external customers         $  1,111,773               $ 1,027,693           $ 2,139,466

          Net income (loss)                            $ (1,277,639)              $   149,489           $(1,128,150)

          Identifiable assets                          $  1,128,541               $16,696,789           $17,825,330




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

         o descriptions of assumptions underlying or relating to any of the foregoing

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

                       RENAISSANCE ACCEPTANCE GROUP, INC.


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

     Overview

     Renaissance Acceptance Group, Inc. ("the Company") operates in the real estate and mortgage banking industries through its subsidiaries, Remodelers Holdings, Inc. ("RHI"), Remodelers Acceptance Corporation ("RAC"), Texas Real Estate Systems LLC ("TRES"), United Lending Partners, LP ("ULP") and Renaissance Title LLC ("RT").

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

     Real Estate Business- The "AFA Business"

     The Company's primary strategy is to enable and encourage home ownership. Today, many families and individuals encounter difficulties purchasing homes due a variety of reasons including: a lack of initial cash reserves for down payments and closing costs, poor historical credit due to situational circumstances and an overall lack of customer service by the realty and financial service industries. Funds that are typically required to purchase a $100,000 home, assuming financing through a government sponsor program, are approximately $6,000 to $8,000. Although many people can afford the current $850 to $1,000 monthly payment required on a home this size, they do not have, nor will have, the amount of money required to purchase and finance this home. Additionally, limited credit and self-perceived poor credit are also significant factors that deter home ownership. Many people are not sure if they can be approved for a home and mortgage, and many have false beliefs as to the quality of their own credit. Finally, poor service to these customers needing additional support, education and guidance to purchase and finance a home, priced less than the median home price in most areas, contributes greatly to an underserved market.

     The Company believes its high customer service level combined with its knowledge of financing programs and down payment assistance fills an existing void in the conventional home ownership arena. The Company currently services the Dallas-Ft. Worth, Houston and San Antonio markets in Texas.

                       RENAISSANCE ACCEPTANCE GROUP, INC.



     Through May 2001, prior to the AFA Business, the Company was primarily in the business of purchasing homes, which the Company believed to be an attractive market, refurbishing the homes and then marketing the homes and selling them. This business was extremely capital intensive as homes purchased had to be carried for both the time needed to refurbish the house, as well as the time needed to market the house. In addition, the mortgage loans resulting from the sale of these refurbished houses were becoming less marketable, as many investors increased their scrutiny and requirements of how many times a property could change legal ownership during the previous year. As the combination of these obstacles mounted, the Company changed its focus in the real estate business to the AFA business. The AFA business is a real estate marketing education and consulting business. Under the AFA business, the Company earns a fee paid at the closing of the home sale, and the Company rarely takes property ownership or expends money to purchase real estate.


     Mortgage Banking Business

     Although the Company began in the mortgage banking business in December 2000 through its acquisition of United Lending Partners, LP (ULP), ULP had been in existence for two years. During 2001, ULP was transformed from a predominately wholesale lender to a mortgage company with an increasing mix of retail business and in 2002, becoming a predominantly retail lender.


     Ancillary Businesses

     Texas Real Estate Systems, LLC (TRES) is a licensed real estate broker, providing services to AFA. TRES earns its revenues, which are typically 3% of a home's sales price, as an intermediary between AFA and its customer in each transaction.

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


     Strategic Alternatives

     After reviewing the Company's financial condition and operating results and current economic and market conditions, the board of directors of the Company decided to consider various financial and strategic alternatives to minimize current expenditures and maximize shareholder value.

     To enhance and maximize shareholder value, the board of directors decided to analyze a number of options, including (i) attempting to list the Company's common stock with an exchange; (ii) acquiring or merging with another real estate and mortgage banking company; (iii) selling all or a portion of the Company; (iv) selling additional equity; and (v) taking the Company private. The Board of Directors' preliminary conclusions are that taking the Company private is likely the most feasible and effective way to maximize shareholder value.

     The Company is not obligated to complete any of these transactions and cannot offer any assurances that any of these transactions will be implemented.


     Results of Operations


     Quarter ended June 30, 2002 compared to quarter ended June 30, 2001

     The Company's net loss decreased to $446,000 during the quarter ended June 30, 2002 from $1,005,000 for the quarter ended June 30, 2001.

                       RENAISSANCE ACCEPTANCE GROUP, INC.


     Net Revenues

     Net revenues for the quarter ended June 30, 2002 were approximately $1,627,000 as compared with $725,000 for the quarter ended June 30, 2001, an increase of $902,000. AFA transactions and the various revenues these transactions generate contributed to the majority of this growth. The following highlights the significance of the AFA Program to the results of operations during the quarter ended June 30, 2002. The table below reflects gross revenues related to the AFA transactions completed during the quarter ended June 30, 2002. Only eight AFA transactions were completed during the three months ended June 30, 2001.

                                           For the Three Months Ended
                                                  June 30, 2002
---------------------------------------- ---------------------------------
  AFA Transactions                                    89 homes
---------------------------------------- ---------------------------------

  Average sales price per home                        $113,425
---------------------------------------- ---------------------------------

  Education and service fee income                    $500,800
---------------------------------------- ---------------------------------
  Per transaction                                      $5,627
---------------------------------------- ---------------------------------

  Real estate commission                              $280,838
---------------------------------------- ---------------------------------
  Per transaction                                      $3,155
---------------------------------------- ---------------------------------

  Title and escrow fees                               $69,691
---------------------------------------- ---------------------------------
  Per transaction                                       $783
---------------------------------------- ---------------------------------

     The education and service fee attributable to the AFA program is variable and is paid at closing. This fee is determined by the ultimate difference between the fair value or appraised value a customer pays for a home and the transaction costs that are paid for by the seller of the home as well as the net proceeds that the seller has agreed to receive. These seller paid costs and net proceeds are heavily negotiated on each transaction. Real estate commission is usually 3% of the seller's agreed upon sales price, title premiums are prescribed statutory rates and escrow fees are based upon general market conditions.

     Sales and costs of sales on sales of real estate

     As previously indicated, the Company's business strategy related to real estate shifted in May 2001 away from purchasing, refurbishing and reselling real estate, to the AFA business, therefore there are no substantive sales and cost of sales activity for 2002.

     Gain on sales of loans

     Gain on sales of loans were approximately $690,000 for the quarter ended June 30, 2002 compared with $411,000 for the quarter ending June 30, 2001. The following table reflects loan originations during quarter ended June 30, 2002 as compared to quarter ended June 30, 2001. Loans are typically sold to investors by ULP within 30 days of origination. Gains are recorded in operations upon the sale of the loan. The table below shows production levels for each quarter.

     (Production $'s in millions)
    --------------------- ----------------------- ------------------------
    Production
    Channel                    June 30, 2002           June 30, 2001
    -------                    -------------           -------------

    Wholesale                        $ 6.2                   $ 50.1
    --------------------- ----------------------- ------------------------
    Retail                             7.1                      4.2
    --------------------- ----------------------- ------------------------
    Retail-AFA                        10.2                      0.7
                                      ----                      ---
    --------------------- ----------------------- ------------------------
         Total                       $23.5                   $ 55.0
    --------------------- ----------------------- ------------------------

                       RENAISSANCE ACCEPTANCE GROUP, INC.


     Gross profit on sales of loans, which includes net interest income earned on loans, as well as that paid to warehouse lenders on these loan categories generally ranged from (as a percent of the loan amount)

         o        Wholesale 0.50%- 1.25%
         o        Retail 1.75%- 4.00%
         o        Retail AFA 2.50%- 5.50%.

     As such, due to the increase in volume of retail loans versus wholesale, (specifically Retail-AFA), net gains increased even though gross production decreased.

     Operating Expenses

     Operating expenses increased to approximately $1,957,000 in the quarter ended June 30, 2002 as compared with $1,586,000 for the quarter ended June 30, 2001 or an increase of $371,000.

     Personnel and related expense

     Personnel expense increased to $1,176,000 during the quarter ending June 30, 2002 from $958,000 for the same period in 2001, or an increase of $218,000. The transition to the AFA business required significant additions in personnel. Commission, on AFA sales transactions, accounts for approximately $50,000. TRES personnel contributed to $107,000 of the increase. RT began minor operations in May of 2001 and contributed to $51,000 of the increased personnel costs. ULP personnel expense also increased with the shift from wholesale business to a more labor intense retail business.

     At the end of January 2002, AFA implemented a workforce reduction to reduce the company's losses. Due to the reduction of employees in the first quarter of 2002, AFA personnel expense decreased in the second quarter of 2002 as compared to the first quarter of 2002 by $257,000 or 18%.

     General and administrative expense

     General and administrative expense increased to $480,000 during the quarter ended June 30, 2002 from $345,000 for the quarter ended June 30, 2001, an increase of $135,000. The majority of this increase resulted from growth in the Company overall including the addition of RT and the AFA business.

     Insurance expense increased to $81,000 during the quarter ended June 30, 2002 from $60,000 for the quarter ended June 30, 2001, an increase of $21,000. Director and Officer insurance was purchased in the 3rd quarter of 2001 contributing to an increase of $16,000. In addition, monthly health insurance premiums for employees, which are paid for by the company, increased 25% when the policy was renewed in May 2002.

     Occupancy costs increased to $137,000 during the quarter ended June 30, 2002 from $43,000 for the quarter ended June 30, 2001, an increase of $94,000. During September 2001, as a result of operational growth, the Company relocated its entire Dallas operations increasing monthly rent by $25,000. Additionally, AFA began and continues to lease office space in Houston and San Antonio during the 4th quarter of 2001.

     Telephone and fax expense increased to $56,000 during the quarter ended June 30, 2002 from $25,000 for the quarter ended June 30, 2001, an increase of $31,000. Due to the expansion of operations in Dallas, Houston and San Antonio, Nextel "direct connect" phones were purchased to easily access employees in all areas of operations. Additionally, the company added toll-free numbers for incoming customer calls associated with the AFA direct mail marketing campaigns.

     Travel and entertainment expense decreased to $39,000 during the quarter ended June 30, 2002 from $66,000 for the quarter ended June 30, 2001, a decrease of $27,000. Due to the growth of the Company in 2001, management interviewed and recruited potential employees in other markets.

     Postage and courier expense decreased to $15,000 during the quarter ended June 30, 2002 from $30,000 for the quarter ended June 30, 2001, a decrease of $15,000. There were significant postage and courier costs associated with the wholesale mortgage business which has been virtually eliminated at ULP.

                       RENAISSANCE ACCEPTANCE GROUP, INC.


     Advertising

     Advertising expense increased to $222,000 during the quarter ended June 30, 2002 from $81,000 for the quarter ended in June 30, 2001, or an increase of $141,000. The AFA Program, which began May 2001, is based upon obtaining customers using direct marketing methods, primarily outbound direct mail. The number of mailings sent out on a monthly basis was approximately
     170,000 to 220,000 pieces of 1st and 3rd class mail during the second quarter of 2002. During 2001, prior to the AFA Program, advertising was limited to a few newspaper and press advertisements.

     Depreciation

     Depreciation and amortization expense increased to $78,000 during the quarter ended June 30, 2002 from $56,000 for the quartered ended June 30, 2001, or an increase of $22,000. The increase is based upon the addition of property and equipment associated with the September 2001 relocation of the Company.

     Interest

     Net interest expense of $117,000 during the quarter ended June 30, 2002, decreased by $28,000 from the net interest expense of $145,000 for the quarter ended June 30, 2001. The Company had a revolving line of credit in 2001 bearing an interest rate of 15% per annum. This line of credit was paid off in June 2001 accounting for the majority of the decrease.


     Six months ended June 30, 2002 compared to six months ended June 30, 2001

     The Company's net loss decreased to $1,104,000 for the six months ended June 30, 2002 from a net loss of $1,128,000 for the six months ended June 30, 2001.

     Net Revenues

     Net revenues for the six months ended June 30, 2002 were approximately $3,533,000 as compared with $2,139,000 for the six months ended June 30, 2001, an increase of $1,393,000. AFA transactions and the various revenues these transactions generate contributed to the majority of this growth. The following highlights the significance of the AFA Program to the results of operations during the six months ended June 30, 2002. The table below reflects gross revenues related to the AFA transactions completed during the six months ended June 30, 2002. Only eight AFA transactions were completed during the six months ended June 30, 2001.


                                                 For the Six Months Ended
                                                       June 30, 2002
----------------------------------------- ----------------------------------
  AFA Transactions                                     174 homes

----------------------------------------- ----------------------------------
  Average sales price per home                         $113,120
----------------------------------------- ----------------------------------

----------------------------------------- ----------------------------------
  Education and service fee income                    $1,174,006
----------------------------------------- ----------------------------------
  Per transaction                                       $6,747
----------------------------------------- ----------------------------------

----------------------------------------- ----------------------------------
  Real estate commission                               $536,281
----------------------------------------- ----------------------------------
  Per transaction                                       $3,082
----------------------------------------- ----------------------------------

----------------------------------------- ----------------------------------
  Title and escrow fees                                $156,217
----------------------------------------- ----------------------------------
  Per transaction                                        $898
----------------------------------------- ----------------------------------

                       RENAISSANCE ACCEPTANCE GROUP, INC.




     Gains on sale of loans

     Gains on sale of loans were approximately $1,444,000 for the six months ended June 30, 2002 compared with $1,028,000 for the six months ending June 30, 2001. The following table reflects loan originations during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Loans are typically sold to investors by ULP within 30 days of origination. Gains are recorded in operations upon the sale of the loan. The table below shows production levels for each six-month period ended.

     (Production $'s in millions)
    --------------------- ----------------------- ------------------------
    Production
    Channel                    June 30, 2002           June 30, 2001
    -------                    -------------           -------------


    Wholesale                       $  16.2                   $ 85.8
    --------------------- ----------------------- ------------------------
    Retail                             15.6                      7.8
    --------------------- ----------------------- ------------------------
    Retail-AFA                         20.0                      0.7
                                       ----                      ---
    --------------------- ----------------------- ------------------------
         Total                      $  51.8                   $ 94.3
    --------------------- ----------------------- ------------------------

     Gross profit on sales of loans, which includes net interest income earned on loans, as well as that paid to warehouse lenders on these loan categories generally ranged from (as a percent of the loan amount)

         o        Wholesale 0.50%- 1.25%
         o        Retail 1.75%- 4.00%
         o        Retail AFA 2.50%- 5.50%.

     As such, due to the increase in volume of retail loans versus wholesale, (specifically Retail-AFA), net gains increased even though gross production decreased.

     Operating Expenses

     Operating expenses increased to approximately $4,404,000 in the six months ended June 30, 2002 as compared with $2,925,000 for the six months ended June 30, 2001 or an increase of $1,479,000.


     Personnel and related expense

     Personnel expense increased to $2,610,000 during the six months ending June 30, 2002 from $1,758,000 for the same period in 2001, or an increase of $852,000. As previously mentioned, the transition to the AFA business required significant additions in personnel. TRES and RT, which began operations in April 2001 and May 2001, respectively, contributed to the personnel expense increase by $396,000. RAC and ULP, combined, contributed to an increase in personnel expense of $456,000. Of this $456,000, sales personnel added for the AFA business contributed to $228,000 increase in the Dallas area and $56,000 increase in other markets. ULP personnel expense increased with the shift from the wholesale business to retail business. Additional senior management was also added as the Company grew during the second half of 2001.

     General and administrative expense

     General and administrative expense increased to $1,094,000 during the six months ended June 30, 2002 from $810,000 for the six months ended June 30, 2001, or an increase of $284,000. The majority of this increase resulted from operational growth.

     Occupancy costs increased to $292,000 during the six months ended June 30, 2002 from $100,000 for the six months ended June 30, 2001, an increase of $192,000. During September 2001, as a result of operational growth, the

                       RENAISSANCE ACCEPTANCE GROUP, INC.


     Company relocated its entire Dallas operations increasing monthly rent by $25,000. Additionally, AFA began and continues to lease office space in Houston and San Antonio during the 4th quarter of 2001.

     Professional and legal expenses were approximately $227,000 for the six months ended June 30, 2002 as compared to $300,000 for the same period in 2001, or a decrease of $73,000. As a result of The Company's merger with Cardiac Control Systems, Inc during the first half of 2001, the Company incurred a considerable increase in legal expenses during the first six months of 2001. Currently, legal expenses have remained minimal for the first half of 2002. The decrease in legal fees is offset by the $32,000 increase in accounting and auditing costs as a result of the merger costs involved in operating as a public reporting company.

     Advertising

     Advertising expense increased to $558,000 during the six months ended June 30, 2002 from $118,000 for the six months ended in June 30, 2001, or an increase of $440,000. The AFA program, which began May 2001, is based upon obtaining customers using direct marketing methods, primarily outbound direct mail. Prior to the AFA program, advertising was limited to a few newspaper ads and press advertisements.

     Depreciation

     Depreciation and amortization expense increased to $143,000 during the six months ended June 30, 2002 from $94,000 for the six months ended June 30, 2001, or an increase of $49,000. The increase is based upon the addition of fixed assets associated with the move of the Company.

     Interest

     Net interest expense of $232,000 during the six months ended June 30, 2002, decreased by $92,000 from the net interest expense of $342,000 for the six months ended June 30, 2001. The Company had a revolving line of credit in 2001 bearing an interest rate of 15% per annum which was paid off in June
     2001 accounting for the majority of the decrease. The conversion of subordinated debt to preferred stock during the first quarter of 2001, also decreased interest expense overall for the six months ending June 30, 2002.


     Liquidity and Capital Resources

     During the six months ended June 30, 2002, the Company's unrestricted cash declined to $227,000 from $405,000. The Company's operating loss of $1,104,000 offset by the collection of $429,000 in receivables, sales of $85,000 in real estate held for sale and $217,400 in loans held for investment led to this decrease. In addition trade payables have aged and the Company has relied upon timely borrowings from significant shareholders to provide cash flow to the business.

     ULP has an $18,000,000 revolving warehouse facility with Regions Bank ("Regions"), whereby loans are financed for a maximum of 60 days with pre-approved investor take-out commitments. Amounts are advanced under the facility at 100% of the "net loan value" (as defined) which approximates the related loan amount. borrowings bear interest at LIBOR plus 2.75%, (4.53% at August 19, 2002) and are collateralized by the related loans. Certain members of management guarantee the facility.

     The Regions facility contains debt covenants that require ULP to maintain a ratio of current assets to current liabilities of not less than 1.05 to 1, a ratio of total liabilities to tangible net worth of no greater than 10 to 1 and tangible net worth of at least $250,000. At June 30, 2002, ULP was in compliance with these covenants.

     ULP also has a revolving warehouse facility with Monitex Financial Service ("Monitex") whereby loans are financed for a maximum of 60 days with pre-approved investor take-out commitments. Financing is at 99% of the note amount and is collateralized by the related notes. Monitex is guaranteed a rate of 12.0% per annum.

     The Company underwent a restructuring in January 2002 and eliminated approximately 25% of its employees. During the quarter ended June 30, 2002, it has continued to eliminate expenses, downsize and has also revised its marketing strategy resulting in a reduction of over 40% of the average amounts spent for advertising in the fourth quarter of 2001while not materially impacting AFA revenue. Subsequent to June 30, 2002 compensation of key management of the Company has been revised to only allow compensation to be paid from current Company profits. Although these saving have been made, the Company's ability to continue to meet its cash needs depends on it meeting its current and long-term revenue projections and continued favorable treatment from it trade vendors. There are no current financing plans in place which will provide needed operating cash flow if business plans are not met.

                       RENAISSANCE ACCEPTANCE GROUP, INC.



     PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     On August 10, 2002 Remodelers Acceptance Corporation d/b/a Assistance For America ("AFA") was served notice of suit by North American Communications, Inc., ("North American") in the amount of $83,083.69 plus costs. This suit was filed in the Court of Common Pleas, Blair County, Pennsylvania. This suit arises from monies owed to Texas Direct, Inc., a direct mail service, that filed bankruptcy. North American purchased these accounts receivable and are attempting to collect. The parties have entered into negotiations to settle this suit; however, the Company cannot provide any assurance that the parties will settle this dispute on terms favorable to the Company or at all.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits
           99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)   Reports on Form 8-K
     None


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Dated:   August 19, 2002       RENAISSANCE ACCEPTANCE GROUP, INC.


                                    By: /s/ Paul Fagan
                                       -------------------------------------
                                       Paul Fagan
                                       President and Chief Executive Officer