Form 10QSB
period 2002-09-30
RENAISSANCE ACCEPTANCE GROUP INC
filed 2002-11-15
CIK 706507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 2002

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


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [X] No [ ]

 Number of shares outstanding as of: November 13, 2002: Common Stock: 4,956,436

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                       RENAISSANCE ACCEPTANCE GROUP, INC.
                                      INDEX

                                                                        Page
                                                                        -----

     Part I - Financial Information

         Item 1. Financial Statements                                     2

         Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    7

         Item 3. Controls and Procedures                                 15


     Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K                        15

ITEM 1. FINANCIAL STATEMENTS


                       RENAISSANCE ACCEPTANCE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                    SEPTEMBER 30, 2002    DECEMBER 31, 2001

                                                                                         (Unaudited)

     ASSETS

     Cash and cash equivalents-unrestricted                                             $     71,349      $   404,496
     Cash and cash equivalents-restricted                                                    201,088          192,145
     Accounts receivable and prepaid expenses                                                273,515          671,090
     Loans held for sale                                                                   5,641,821       12,743,053
     Loans held for investment, net of reserves of $13,036 and $104,367                      267,932          466,667
     Real estate held for sale                                                               192,894          338,057
     Property and equipment, net of accumulated depreciation of $499,904 and
     $293,726                                                                                271,720          478,309
     Other assets                                                                             25,029           61,602
                                                                                    ----------------  ---------------
                   Total assets                                                         $  6,945,348      $15,355,419
                                                                                    ================  ===============

     LIABILITIES AND SHAREHOLDERS' DEFICIT

     Warehouse lines of credit                                                          $  5,514,548      $12,614,968
     Accounts payable, accrued liabilities and short term debt                             1,349,488        1,170,482
     Subordinate debt, net of discount                                                     3,485,181        3,476,852
                                                                                    ----------------  ---------------
                   Total liabilities                                                     10,349,217        17,262,302
                                                                                    ----------------  ---------------




     Preferred stock, 5,000,000 shares authorized, par value of $0.001:
     Series A: 5,000 shares authorized; redeemable, 8% cumulative, convertible;
     2,157.50 shares issued and outstanding                                               2,157,500         2,157,500
     Common stock, 95,000,000 shares authorized, par value of $0.001,
     4,956,436 and 5,000,000 shares issued and outstanding                                    4,956             5,000
     Treasury Stock, 50,000 shares                                                          (13,000)           -
     Additional paid-in capital                                                             417,129           417,085
     Accumulated deficit                                                                 (5,970,454)       (4,486,468)
                                                                                    ----------------  ----------------
                   Total shareholders' deficit                                           (3,403,869)       (1,906,883)
                                                                                    ----------------  ----------------
                   Total liabilities and shareholders' deficit                          $ 6,945,348       $ 15,355,419
                                                                                    ================  ================



       See accompanying notes to these consolidated financial statements


                       RENAISSANCE ACCEPTANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                              SEPTEMBER 30,
                                            ---------------------------------------    -----------------------------------------
                                                 2002                  2001                 2002                   2001
                                            ---------------       -----------------    ----------------        -----------------
                                             (Unaudited)             (Unaudited)         (Unaudited)             (Unaudited)

     NET REVENUES:
     Sales of residential real estate           $   52,490              $   25,870        $     116,840          $    4,590,683
     Cost of residential real estate              (56,915)                (47,744)            (133,570)             (3,922,500)
     sold
     Gain on sales of loans                        623,671                 998,483           2,067,464                2,026,176
     AFA education and services fees               345,911                 400,702           1,519,917                  489,130
     Real estate commission                        193,317                 181,979             729,598                  190,444
     Title company fees and net                     91,570                  80,245             247,787                   93,712
     premiums
     Other income                                   76,699                  51,893             311,246                  363,249
                                            ---------------       -----------------    ----------------         ----------------
     Total net revenues                         $1,326,743              $1,691,428        $  4,859,282           $    3,830,894

     OPERATING EXPENSES:
     Personnel and related expense                 839,313               1,570,954           3,448,947                3,328,891
     General and administrative                    446,155                 563,927           1,539,691                1,374,057
     Advertising expense                           239,170                 231,170             796,670                  349,342
     Depreciation and amortization                  68,618                  56,463             212,048                  150,383
     Acquisition expense                                 -                       -                   -                  145,000
                                            ---------------       -----------------    ----------------         ----------------
     Total operating expenses                    1,593,256               2,422,514           5,997,356                5,347,673
                                            ---------------       -----------------    ----------------         ----------------

     Loss from operations                        (266,513)               (731,086)         (1,138,074)              (1,516,779)
                                            ---------------       -----------------    ----------------         ----------------

     OTHER EXPENSE -
     Interest expense, net of interest
     income                                      (113,818)               (112,153)           (345,912)               (454,610)
                                            ---------------       -----------------    ----------------         ----------------

     Net loss                                   $(380,331)              $(843,239)        $(1,483,986)           $ (1,971,389)
                                            ===============       =================    ================         ================

     Basic and diluted loss per share           $   (0.08)              $   (0.17)        $     (0.30)           $      (0.41)
     Basic and  diluted  weighted  average
     shares outstanding                          4,963,211               4,993,444           4,976,432               4,773,000


       See accompanying notes to these consolidated financial statements


                       RENAISSANCE ACCEPTANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             FOR THE NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                     ----------------- --- ----------------
                                                                                          2002                  2001
                                                                                     -----------------     ----------------
                                                                                      (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $(1,483,986)       $   (1,971,389)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense                                                    212,048              150,383
     Amortization of subordinated debt discount                                                 8,329                4,629
     Common stock issued for compensation                                                      -                     9,472
     Net changes in assets and liabilities:
          Accounts receivable, prepaid expenses and other assets                              434,149             (35,641)
          Loans held for sale and warehouse lines payable, net                                    812            (772,953)
          Real estate held for sale                                                           145,163              691,643
          Residences contracted for sale                                                       -                 1,257,156

          Deferred gain                                                                        -                 (150,498)
          Accounts payable and accrued liabilities                                           (48,418)            (184,774)
                                                                                     -----------------     ----------------
     Net cash used in operating activities                                                  (731,903)           (1,001,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) / decrease in restricted cash                                                 (8,943)             10,000
     Purchase of property and equipment                                                       (5,460)            (283,857)
     Loans held for investment, net of collections                                            110,757               34,897
                                                                                     -----------------     ----------------
     Net cash provided in investing activities                                                 96,354            (238,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury Stock                                                              (13,000)               -
     Issuance of Preferred Stock Series A                                                      -                1,636,500
     Net proceeds for short term borrowings                                                   227,424               -
     Sales of loans held for investment                                                        87,978               -
                                                                                     -----------------     ----------------
     Net cash provided in financing activities                                                302,402           1,636,500

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     (333,147)             395,568

CASH AND CASH EQUIVALENTS, beginning of period                                                404,496             500,034
                                                                                     -----------------     ----------------

CASH AND CASH EQUIVALENTS, end of period                                                 $     71,349       $     895,602
                                                                                     =================     ================



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Conversion of subordinated debt to preferred stock                                       $      -           $     500,000
Interest paid, including warehouse lines of credit                                       $    240,625       $     412,305
Warehouse lines settled for contracts for deed and mortgage loans                        $      -           $   1,100,000


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

     Following the Plan confirmation and Merger, the Company became a holding company and RHI became its wholly owned subsidiary. The Company is authorized to issue 95,000,000 shares of its common stock, par value $0.001 per share, of which 4,956,436 shares are outstanding. Additionally, the Company is authorized to issue 5,000,000 shares of its preferred stock, par value $0.001 per share, of which 2,157.5 shares of Series A Convertible Preferred Stock are outstanding. The former stockholders of RHI currently own 4,736,436 shares of the Company's outstanding common stock (approximately 95.6 percent) and all of the Company's outstanding preferred stock.

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

                      RENAISSANCE ACCEPTANCE GROUP, INC.


     2.   UNAUDITED INFORMATION
          ---------------------
     The September 30, 2001 and 2002 financial statements have been prepared by the Company without audit. According to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for the periods presented have been made. The results of operations for the three month and nine month periods ended September 30, 2001, and 2002 are not necessarily indicative of those that will be obtained for the entire fiscal year.

     These financial statements should be read in conjunction with the December 31, 2001 financial statements of the Company contained in Form 10-KSB filed with the Securities and Exchange Commission.


     3.  BUSINESS SEGMENT INFORMATION
         ----------------------------
     The Company  operates in two segments:  real estate  (including Title Agent operations) and mortgage banking. Segment operations are measured consistent with the accounting policies used in these consolidated financial statements. The following provides information on the Company's segments for the three months and nine months ended September 30, 2002 and 2001.



     Quarter Ended September 30, 2002

                                                            Real                  Mortgage
                                                           Estate                  Banking                Total
                                                 -----------------------    -----------------    -------------------

          Net revenues from external customers          $  703,072            $    623,671            $  1,326,743

          Net loss                                      $ (340,635)           $    (39,696)           $   (380,331)

          Identifiable assets                           $  388,570            $  6,556,778            $  6,945,348




     Quarter Ended September 30, 2001
                                                            Real                  Mortgage
                                                           Estate                  Banking                Total
                                                 -----------------------    -----------------    -------------------

          Net revenues from external customers          $  692,945               $ 998,483             $1,691,428

          Net income (loss)                             $(1,019,023)             $ 175,784             $  (843,239)

          Identifiable assets                           $   494,800              $18,184,316           $ 18,679,116



                      RENAISSANCE ACCEPTANCE GROUP, INC.



     Nine Months Ended September 30, 2002

                                                            Real                  Mortgage
                                                           Estate                  Banking                Total
                                                 -----------------------    -----------------    -------------------

          Net revenues from external customers          $ 2,791,818           $    2,067,464          $  4,859,282

          Net loss                                      $(1,253,800)          $    (230,186)          $ (1,483,986)

          Identifiable assets                           $   388,570           $    6,556,778          $  6,945,348



     Nine Months Ended September 30, 2001
                                                            Real                  Mortgage
                                                           Estate                  Banking                Total
                                                 -----------------------    -----------------    -------------------

          Net revenues from external customers          $ 1,804,718             $ 2,026,176            $ 3,830,894

          Net income (loss)                             $(2,296,662)            $   325,273            $(1,971,389)

          Identifiable assets                           $   494,800             $18,184,316            $18,679,116




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


     Mortgage Banking Business

     Although the Company began in the mortgage banking business in December 2000 through its acquisition of United Lending Partners, LP (ULP), ULP had been in existence for two years. During the third quarter of 2001, the Company made a conscious effort to exit the wholesale business due to increased risks in this business line. As such, ULP was transformed from being a wholesale lender to a retail lender.

     In addition, due to the steady decline in mortgage rates, the Company began a FHA streamline refinance group in September 2002 to attempt to capitalize on the lower mortgage interest rates.


     Ancillary Businesses

     Texas Real Estate Systems, LLC (TRES) is a licensed real estate broker, providing services mainly to AFA. TRES earns its revenues, which are typically 3% of a home's sales price, as an intermediary between AFA and its customer in each transaction.

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

                      RENAISSANCE ACCEPTANCE GROUP, INC.



     Results of Operations


     Quarter ended  September  30, 2002 compared to quarter ended  September 30,
     2001

     The Company's net loss decreased to $380,000 during the quarter ended September 30, 2002 from $843,000 for the quarter ended September 30, 2001.


     Net Revenues

     Net revenues for the quarter ended September 30, 2002 were approximately $1,327,000 as compared with $1,691,000 for the quarter ended September 30, 2001, a decrease of $364,000. A decrease in loan production and the corresponding decrease in gain on sales of loans were the primary contributors to the decrease in net revenues.


     Gain on sales of loans

     Gain on sales of loans were approximately $624,000 for the quarter ended September 30, 2002 compared with $998,000 for the quarter ending September 30, 2001. The following table reflects loan originations during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. Loans are typically sold to investors by ULP within 30 days of origination. Gains are recorded in operations upon the sale of the loan. The table below shows production levels for each quarter.

     (Production $'s in millions)
     -------------------- ----------------------- ------------------------
     Production
     Channel              September 30, 2001      September 30, 2002
     -------------------- ----------------------- ------------------------
     Wholesale                       $ 44.8                  $  0.5
     -------------------- ----------------------- ------------------------
     Retail                             7.1                     6.2
     -------------------- ----------------------- ------------------------
     Retail-AFA                         6.2                     7.4
     -------------------- ----------------------- ------------------------
     Streamline                           -                     3.0
                                     ------                  ------
     -------------------- ----------------------- ------------------------
          Total                      $ 58.1                  $ 17.1
     -------------------- ----------------------- ------------------------


     Gross profit on sales of loans, which includes net interest income earned on loans, as well as that paid to warehouse lenders on these loan categories generally ranged from (as a percent of the loan amount)

          o    Wholesale 0.50%- 1.25%
          o    Retail 1.75%- 4.00%
          o    Retail AFA 2.50%- 5.50%
          o    Streamline 2.50%- 5.00%

     Gain on sales of loans decreased considerably from 2001 to 2002. Production levels for the wholesale business decreased almost 100%, as the company exited the wholesale business in 2001. Retail production levels, including AFA production, were level between the two periods. In September 2002, ULP began originating FHA streamline refinance loans through a separate in-house production unit. Although the Company originated $3 million "streamlines" during late September 2002, none of these loans were sold to investors during the quarter, and thus, no income was recorded for streamline refinance loans for the quarter.


     AFA education and service fees

     The following highlights the significance of the AFA Program to the results of operations. The table below reflects gross revenues related to the AFA transactions completed during the quarters ended September 30, 2002 and September 30, 2001.

                      RENAISSANCE ACCEPTANCE GROUP, INC.



                                                 For the Three Months              For the Three Months
                                                        Ended                             Ended
                                                  September 30, 2001                September 30, 2002
---------------------------------------- --------------------------------- ---------------------------------

  AFA Transactions                                    59 homes                          65 homes
---------------------------------------- --------------------------------- ---------------------------------
  Average sales price per home                        $118,162                          $113,033
---------------------------------------- --------------------------------- ---------------------------------
  Education and service fee income                    $400,702                          $345,911
---------------------------------------- --------------------------------- ---------------------------------
  Per transaction                                      $6,792                            $5,322
---------------------------------------- --------------------------------- ---------------------------------
  Real estate commission                              $181,979                          $193,317
---------------------------------------- --------------------------------- ---------------------------------
  Per transaction                                      $3,084                            $2,974
---------------------------------------- --------------------------------- ---------------------------------
  Title and escrow fees                               $80,245                           $91,570
---------------------------------------- --------------------------------- ---------------------------------
  Per transaction                                      $1,360                            $1,409
---------------------------------------- --------------------------------- ---------------------------------

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

     Sales and costs of sales on sales of real estate

     As previously indicated, the Company's business strategy related to real estate shifted in May 2001 away from purchasing, refurbishing and reselling real estate, to the AFA business, therefore there are no significant sales and cost of sales balance activity for 2002.

     Operating Expenses

     Operating expenses decreased to approximately $1,593,000 for the quarter ended September 30, 2002 as compared with $2,423,000 for the quarter ended September 30, 2001 or a decrease of $830,000.

     Personnel and related expense

     Personnel expense decreased to $839,000 during the quarter ending September 30, 2002 from $1,571,000 for the same period in 2001, or a decrease of $732,000. During the quarter ended September 30, 2002, compensation of key management of the Company was revised to only allow compensation to be paid from current Company profits, resulting in savings to the Company of approximately $262,000. Other senior executives were eliminated from the Company in 2002, resulting in expense savings of $160,000 from the same quarter in 2001. Additionally, the Company had increased their workforce during the prior year as the AFA business commenced, and subsequently implemented workforce reductions at the end of January 2002.

     General and administrative expense

     General and administrative expense decreased to $446,000 during the quarter ended September 30, 2002 from $564,000 for the quarter ended September 30, 2001, a decrease of $118,000.

     Professional and legal expense were approximately $64,000 for the quarter ended September 30, 2002 as compared to $120,000 for the same period in 2001, or a decrease of $57,000. As a result of the Company's merger with Cardiac Control Systems, Inc. during July 2001, the Company incurred significant legal and other professional costs in the prior year.

                      RENAISSANCE ACCEPTANCE GROUP, INC.

     Travel and entertainment expense decreased to $27,000 during the quarter ended September 30, 2002 from $56,000 for the quarter ended September 30, 2001, a decrease of $29,000. The Company incurred significant travel costs in an effort to start up the AFA business in the Austin, Houston and San Antonio markets during the third quarter of 2001. The Company also interviewed and recruited employees in these markets during the prior year.

     General office expenses, including equipment leases, supplies and software were $32,000 for the quarter ended September 30, 2002 compared with $84,000 for the same period in 2001, a decrease of $52,000. The branch of ULP in Austin, which ceased operations in 2001, had equipment lease expense of $12,000 in the third quarter of the prior year. Additionally, as the AFA business began operations in June of the prior year and relocated corporate headquarters in 2001, the Company incurred "start-up" costs by purchasing needed supplies, software, and equipment as well as costs for recruiting materials.

     Occupancy costs increased to $141,000 during the quarter ended September 30, 2002 from $76,000 for the quarter ended September 30, 2001, an increase of $65,000. During September 2001, as a result of operational growth, the Company relocated its entire Dallas operations increasing monthly rent by $25,000.


     Advertising

     Advertising expense increased to $239,000 during the quarter ended September 30, 2002 from $231,000 for the quarter ended in September 30, 2001, an increase of $8,000. Although there was a slight increase, the amount spent on advertising is generally consistent between the two periods. The AFA Program is based upon obtaining customers using direct marketing methods, primarily outbound direct mail. The number of mailings sent out on a monthly basis was approximately 170,000 to 220,000 pieces of 1st and 3rd class mail during both periods.

     Depreciation

     Depreciation and amortization expense increased to $69,000 during the quarter ended September 30, 2002 from $56,000 for the quartered ended September 30, 2001, or an increase of $13,000. The increase is based upon the addition of property and equipment associated with the September 2001 physical relocation of the Company.

     Interest

     Net interest expense of $114,000 during the quarter ended September 30, 2002 and $112,000 for the quarter ended September 30, 2001 are comparable on a quarter to quarter basis.

     Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

     The Company's net loss decreased to $1,484,000 for the nine months ended September 30, 2002 from a net loss of $1,971,000 for the nine months ended September 30, 2001.

     Net Revenues

     Net revenues for the nine months ended September 30, 2002 were approximately $4,859,000 as compared with $3,831,000 for the nine months ended September 30, 2001, an increase of $1,028,000. AFA transactions and the various revenues these transactions generate contributed to the majority of this growth.

     The following highlights the significance of the AFA Program to the results of operations during the nine months ended September 30, 2002 and September 30, 2001. The table below reflects gross revenues related to the AFA transactions completed during the nine months ended September 30, 2002 and September 30, 2001 comparably.

                      RENAISSANCE ACCEPTANCE GROUP, INC.


                                               For the Nine Months Ended          For the Nine Months Ended
                                                   September 30, 2001                 September 30, 2002
----------------------------------------- ---------------------------------- ---------------------------------
  AFA Transactions                                     67 homes                          239 homes
----------------------------------------- ---------------------------------- ---------------------------------
  Average sales price per home                         $114,805                           $112,625
----------------------------------------- ---------------------------------- ---------------------------------
  Education and service fee income                     $489,130                          $1,519,917
----------------------------------------- ---------------------------------- ---------------------------------
  Per transaction                                       $7,300                             $6,359
----------------------------------------- ---------------------------------- ---------------------------------
  Real estate commission                               $190,444                           $729,598
----------------------------------------- ---------------------------------- ---------------------------------
  Per transaction                                       $2,842                             $3,053
----------------------------------------- ---------------------------------- ---------------------------------
  Title and escrow fees                                 $93,712                           $247,787
----------------------------------------- ---------------------------------- ---------------------------------
  Per transaction                                       $1,399                             $1,037
----------------------------------------- ---------------------------------- ---------------------------------




     Gains on sale of loans

     Gains on sale of loans were approximately $2,067,000 for the nine months ended September 30, 2002 compared with $2,026,000 for the nine months ending September 30, 2001. The following table reflects loan originations during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Loans are typically sold to investors by ULP within 30 days of origination. Gains are recorded in operations upon the sale of the loan. The table below shows production levels for each nine-month period.

     (Production $'s in millions)
    --------------------- ----------------------- ------------------------
    Production
    Channel                  September 30, 2001      September 30, 2002
    --------------------- ----------------------- ------------------------
    Wholesale                       $  130.6                 $ 16.7
    --------------------- ----------------------- ------------------------
    Retail                              14.9                   21.8
    --------------------- ----------------------- ------------------------
    Retail-AFA                           6.9                   27.4
    --------------------- ----------------------- ------------------------
    Streamline                             -                    3.0
                                    --------                -------
    --------------------- ----------------------- ------------------------
         Total                      $ 152.4                  $ 68.9
    --------------------- ----------------------- ------------------------

     Gross profit on sales of loans, which includes net interest income earned on loans, as well as that paid to warehouse lenders on these loan categories generally ranged from (as a percent of the loan amount)

          o    Wholesale 0.50%- 1.25%
          o    Retail 1.75%- 4.00%
          o    Retail AFA 2.50%- 5.50%
          o    Streamline 2.50%- 5.00%


     Operating Expenses

     Operating expenses increased to approximately $5,997,000 in the nine months ended September 30, 2002 as compared with $5,348,000 for the nine months ended September 30, 2001 or an increase of $649,000.

                      RENAISSANCE ACCEPTANCE GROUP, INC.


     Personnel and related expense

     Personnel expense increased to $3,449,000 during the nine months ending September 30, 2002 from $3,329,000 for the same period in 2001, or an increase of $120,000. As previously mentioned, the transition to the AFA business required significant additions in personnel for TRES, RT and AFA sales representatives. Additionally, ULP personnel expense increased with the shift from the wholesale business to retail business. The cuts to executive and senior management compensation in the third quarter 2002 were offset as most of these positions were added throughout 2001.

     General and administrative expense

     General and administrative expense increased to $1,540,000 during the nine months ended September 30, 2002 from $1,374,000 for the nine months ended September 30, 2001, or an increase of $166,000. The majority of this increase resulted from operational growth.

     Occupancy  costs  increased  to  $433,000  during  the  nine  months  ended
     September 30, 2002 from $176,000 for the nine months ended September 30, 2001, an increase of $257,000. During September 2001, as a result of growth, the Company relocated its entire Dallas operations increasing monthly rent by $25,000. Additionally, AFA began and continues to lease office space in Houston and San Antonio.

     Professional and legal expenses were approximately $291,000 for the nine months ended September 30, 2002 as compared to $420,000 for the same period in 2001, or a decrease of $129,000. As a result of the Company's merger with Cardiac Control Systems, Inc. and the preferred stock offering during the first half of 2001, the Company incurred a considerable increase in legal expenses during the first nine months of 2001. Legal expenses in 2002 were incurred primarily in the normal course of business.

     Advertising

     Advertising expense increased to $797,000 during the nine months ended September 30, 2002 from $349,000 for the nine months ended in September 30, 2001, or an increase of $448,000. The AFA program, which began May 2001, is based upon obtaining customers using direct marketing methods, primarily outbound direct mail. Prior to the AFA program, advertising was limited to a few newspaper ads and press advertisements. As a result, advertising in 2002 captured nine months direct mail expense versus four months direct mail expense in 2001.

     Depreciation

     Depreciation and amortization expense increased to $212,000 during the nine months ended September 30, 2002 from $150,000 for the nine months ended September 30, 2001, or an increase of $62,000. The increase is based upon the addition of fixed assets associated with the relocation of the Company.

     Interest

     Net interest expense of $346,000 during the nine months ended September 30, 2002, decreased $109,000 from $455,000 for the nine months ended September 30, 2001. The Company had a revolving line of credit in 2001 bearing an interest rate of 15% per annum which was paid off in June 2001 accounting for the majority of the decrease. The conversion of subordinated debt to preferred stock during the second quarter of 2001, also decreased interest expense overall for the nine months ending September 30, 2002.


     Liquidity and Capital Resources

     During the nine months ended September 30, 2002, the Company's unrestricted cash declined to $71,000 from $404,000. The Company's operating loss of $1,484,000 offset by the collection of $434,000 in receivables, sales of $145,000 in real estate held for sale and sales and collections, and $198,000 in loans held for investment led to this decrease. In addition, trade payables have aged and the Company has relied upon timely short-term borrowings from significant shareholders to provide cash flow to the business.

                      RENAISSANCE ACCEPTANCE GROUP, INC.


     ULP has an $18,000,000 revolving warehouse facility with Regions Bank ("Regions"), whereby loans are financed for a maximum of 60 days with pre-approved investor take-out commitments. Amounts are advanced under the facility at 100% of the "net loan value" (as defined) which approximates the related loan amount. Borrowings bear interest at LIBOR plus 2.75%, (4.53% at November 13, 2002) and are collateralized by the related loans. Certain members of management guarantee the facility.

     The Regions facility contains debt covenants that require ULP to maintain a ratio of current assets to current liabilities of not less than 1.05 to 1, a ratio of total liabilities to tangible net worth of no greater than 10 to 1 and tangible net worth of at least $250,000. At September 30, 2002, ULP was in compliance with these covenants. However, given its current tangible capital levels, ULP was near its maximum credit availability under the terms of this facility at September 30, 2002. Unless capital is added to ULP, additional borrowings under this warehouse line will be severely limited.

     ULP also has a revolving warehouse facility with Monitex Financial Service ("Monitex") whereby loans are financed for a maximum of 60 days with pre-approved investor take-out commitments. Financing is at 99% of the note amount and is collateralized by the related notes. Monitex is guaranteed a rate of 12.0% per annum.

     The Company underwent a restructuring in January 2002 and eliminated approximately 25% of its employees. During the quarter ended September 30, 2002, it has continued to eliminate expenses, and has also revised its marketing strategy resulting in a reduction of over 40% of the average amounts spent for advertising in the fourth quarter of 2001. During the quarter ended September 30, 2002, compensation of key management of the Company has been revised to only allow compensation to be paid from current Company profits. As such, no compensation was paid to these executives during August and September. Although these savings have been made, the Company's ability to continue to meet its cash needs depends on it meeting its current and long-term revenue projections and continued favorable treatment from it trade vendors. There are no current financing plans in place which will provide needed operating cash flow if business plans are not met.


     ITEM 3.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's Chief Executive Officer, management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in timely alerting him to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

     During the period covered by this report, there were no significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


     PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
None

(b)  Reports on Form 8-K
None


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Dated:   November 13, 2002     RENAISSANCE ACCEPTANCE GROUP, INC.


                                    By: /s/ Paul Fagan
                                       ---------------------------------------
                                       Paul Fagan
                                       President and Chief Executive Officer

                       RENAISSANCE ACCEPTANCE GROUP, INC.

                                 CERTIFICATIONS

I, Paul Fagan, President and Chief Executive Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Renaissance Acceptance Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                      /s/ Paul Fagan
                                              --------------------------
                                              Paul Fagan
                                              Chief Executive Officer and
                                              principal financial officer